Form 10-K
period 1993-12-31
FLAGSTAR CORP
filed 1994-04-12
CIK 807862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                           OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to
Commission file number 1-9364
                              FLAGSTAR CORPORATION
             (Exact name of registrant as specified in its charter)

                                  DELAWARE                   13-3027522
                        (State or other jurisdiction      (I.R.S. employer
                            of incorporation or         identification no.)
                               organization)
                            203 EAST MAIN STREET             29319-9966
                        SPARTANBURG, SOUTH CAROLINA          (Zip code)
                           (Address of principal
                             executive offices)

      Registrant's telephone number, including area code: (803) 597-8700.
          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS         WHICH REGISTERED
        None                      None

        Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X               No
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)
     As of March 31, 1994, 440 shares of registrant's Common Stock, $.01 par value per share, were outstanding, all of which are owned by registrant's parent, Flagstar Companies, Inc.

TABLE OF CONTENTS

                                                                                                                         PAGE
PART I
Item 1.    Business.....................................................................................................    1
Item 2.    Properties...................................................................................................    9
Item 3.    Legal Proceedings............................................................................................   11
Item 4.    Submission of Matters to a Vote of Security Holders..........................................................   12
PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................................   12
Item 6.    Selected Financial Data......................................................................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................   13
Item 8.    Financial Statements and Supplementary Data..................................................................   18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................   18
PART III
Item 10.   Directors and Executive Officers of the Registrant...........................................................   19
Item 11.   Executive Compensation.......................................................................................   22
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................................   29
Item 13.   Certain Relationships and Related Transactions...............................................................   32
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................   38
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.........................................................  F-1
SIGNATURES..............................................................................................................

                                     PART I
ITEM 1. BUSINESS
INTRODUCTION
     Flagstar Corporation ("Flagstar") is one of the largest food service enterprises in the United States, operating (directly and through franchisees) 2,500 moderately priced restaurants and providing contract food services to more than 1,600 business, industrial and institutional clients and vending services at approximately 11,400 locations.
     The Company's restaurant operations are conducted through three principal chains. Denny's is the nation's largest chain of family-oriented full service restaurants, with over 1,500 units in 49 states and eight foreign countries, including 490 in California and Florida. According to an independent survey conducted in 1993, Denny's has the leading share of the national market in the family segment. Hardee's is a chain of fast-food restaurants of which the Company, with 564 units located primarily in the southeast, is the largest franchisee. Although specializing in sandwiches, the Company's Hardee's restaurants have introduced fresh fried chicken and also offer a breakfast menu that accounts for approximately 38% of total sales and features the chain's famous "made-from-scratch" biscuits. Quincy's, with more than 200 locations, is one of the largest chains of steakhouse restaurants in the southeastern United States, offering steak, chicken and seafood entrees as well as a buffet food bar, called the "Country Sideboard," that features as many as 87 different items. A weekend breakfast buffet is available at most Quincy's locations. The Company also operates El Pollo Loco, a chain of fast-food restaurants featuring flame-broiled chicken and steak products and related Mexican food items, with a strong regional presence in California.
     Although operating in three distinct segments of the restaurant industry -- family-style, fast-food and steakhouse -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During the past year, the Company has remodeled 59 of its existing restaurants and added a net of 86 new restaurants to its principal chains.
     The Company's contract food and vending services are conducted through Canteen, one of the three largest contract food and vending companies in the nation. Canteen also operates food, beverage and lodging facilities and gift shops and provides ancillary services at various national and state parks, sports stadiums, amphitheaters and arenas throughout the United States.
     Incorporated in 1980, Flagstar is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). FCI is a holding company that was organized in Delaware in 1988 in order to effect the acquisition of Flagstar in 1989. On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization (the "Recapitalization"), which included, among other things, an equity investment in FCI by TW Associates, L.P. ("TW Associates") and KKR Partners II, L.P. ("KKR Partners II") (collectively, "Associates"), partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR"), and a restructuring of Flagstar's bank credit facility and public debt securities. As a result of such transactions, Associates acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc. As used herein, the term "Company" includes Flagstar and its subsidiaries, except as the context otherwise requires.
GENERAL
     The Company's operating revenues and operating income by business segment for the periods shown were as follows:

                                                        PREDECESSOR                        SUCCESSOR
                                                         JANUARY 1     JULY 21 TO
                                                        TO JULY 20,   DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                           1989           1989         1990          1991         1992
                                                                                  (IN MILLIONS)
Operating Revenues:
 Restaurants..........................................   $ 1,180.9      $  931.7     $2,303.9      $2,338.7     $2,443.0
 Contract food service................................       735.9         586.2      1,322.6       1,279.2      1,277.3
                                                         $ 1,916.8      $1,517.9     $3,626.5      $3,617.9     $3,720.3
Operating Income (Loss):
 Restaurants..........................................   $   112.9      $   74.4     $  196.5      $  192.0     $  214.1
 Contract food service................................        29.4          26.5         51.9          45.9         50.9
 Corporate, net.......................................        (7.1)         (4.0)       (10.1)        (13.9)       (18.6)
 Acquisition-related costs and unusual expenses.......       (30.1)        (69.9)          --            --           --
                                                         $   105.1      $   27.0     $  238.3      $  224.0     $  246.4
                                                          1993
Operating Revenues:
 Restaurants..........................................  $ 2,598.9
 Contract food service................................    1,371.3
                                                        $ 3,970.2
Operating Income (Loss):
 Restaurants..........................................  $(1,085.9)(1)
 Contract food service................................     (313.3)(1)
 Corporate, net.......................................      (61.6)(1)
 Acquisition-related costs and unusual expenses.......         --
                                                        $(1,460.8)

(1) Operating income by business segment reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges (see Notes 2 and 3 to the Consolidated Financial Statements) as follows: restaurants $1,265.6 million, contract food service $359.8 million, and corporate, net $41.4 million.

For additional financial information about the Company's business segments, see
Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.
     On July 1, 1993, culminating a dialogue which began in early 1992, the Company signed a Fair Share Agreement with the NAACP "as a commitment to continue and expand opportunities at Flagstar for African-American and other minorities." Pursuant to that agreement, the Company agreed to place special emphasis on management and employment advancement, advertising and marketing, franchising opportunities, purchasing and professional service opportunities, philanthropic and charitable contributions and policy development, to enhance policies and programs by which African-Americans and other minorities realize greater participation in business opportunities at Flagstar. The Company and the NAACP have agreed to meet quarterly during the first year of the agreement and semiannually thereafter to review progress toward the stated goals of the agreement.
RESTAURANTS
     The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its three principal chains, the strong market positions and consumer recognition enjoyed by each of these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive new management team. The Company owns or has rights in all trademarks it believes are material to its restaurant operations. Denny's and Quincy's are expected to benefit from the demographic trend of aging baby boomers and the growing population of elderly persons. The largest percentage of "family style" customers comes from the 35 and up age group. The Company also expects its chain of Hardee's restaurants to maintain its strong market position in the southeast.
     During the fourth quarter of 1993, the Company approved a restructuring plan which includes the identification of units that have produced inadequate returns on investment, have been difficult to supervise or lack market penetration, so that such units can be sold, closed or converted to another restaurant concept. These actions should result in a redeployment of capital to activities which produce a higher rate of return. Accordingly, such units were written down to their net realizable value. The plan includes changes to the field management structure which will eliminate a layer of management, increasing the regional manager's "span of control" and expanding the restaurant general manager's decision making role. Also, the Company will consolidate certain Company operations and eliminate overhead positions in the field and in its corporate marketing, accounting, and administrative functions. The Company's restructuring charge reflected in the accompanying Consolidated Financial Statements includes the severance and relocation costs related to these changes. The plan includes specific action plans to fundamentally change the competitive positions of Denny's, El Pollo Loco, and Quincy's, as discussed below.
  DENNY'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1989      1990      1991      1992
Operating Units (end of year)
  Owned/operated....................................................................    1,001       992       996     1,013
  Franchised........................................................................      273       302       326       378
  International.....................................................................       68        64        69        69
Revenues (in millions) (1)..........................................................   $1,284    $1,407    $1,429    $1,449
Operating Income (Loss) (in millions) (1)...........................................   $   98    $  118    $  128    $  130
Depreciation and Amortization (in millions) (1).....................................   $   57    $   68    $   75    $   82
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,117    $1,209    $1,232    $1,231
  Franchised........................................................................   $  865    $  949    $1,040    $1,065
Average Check.......................................................................   $ 4.05    $ 4.20    $ 4.37    $ 4.56

                                                                                       1993
Operating Units (end of year)
  Owned/operated....................................................................   1,024
  Franchised........................................................................     427
  International.....................................................................      63
Revenues (in millions) (1)..........................................................  $1,530
Operating Income (Loss) (in millions) (1)...........................................  $ (625)(2)
Depreciation and Amortization (in millions) (1).....................................  $   88
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,233
  Franchised........................................................................  $1,057
Average Check.......................................................................  $ 4.76

(1) Includes distribution and processing operations.
(2) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $716 million.
     Denny's is the largest full-service family restaurant chain in the United States in terms of both number of units and total revenues and, according to an independent survey conducted in 1993 by Consumer Reports on Eating Share Trends (CREST), an industry market research firm, Denny's has the leading share of the national market in the family segment. Denny's restaurants currently operate in 49 states and eight foreign countries, with principal concentrations in California, Florida, Texas, Washington, Arizona, Illinois, Pennsylvania and Ohio. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast, steaks, seafood, hamburgers, chicken and sandwiches) and provide both counter and table service for breakfast, lunch and dinner as well as a "late night" menu.
     The Company acquired the Denny's chain in September 1987. Since the acquisition, the Company has reduced corporate level overhead (including through the relocation of key operating personnel to the Company's Spartanburg, South Carolina headquarters), accelerated Denny's remodeling program, added point-of-sale ("POS") systems to the chain's restaurants, simplified the menu and created new advertising and marketing programs.
     The Company remodeled 125 Denny's restaurants in 1992 and another 41 in 1993, raising the total number of restaurants remodeled since the Company's aquisition of Denny's to over one-half of all Denny's restaurants. The Company expects to remodel approximately 90 units this year so that, by the end of 1994, Company-owned Denny's restaurants will be remodeled on an eight year cycle. A typical Denny's remodeling requires approximately ten days to complete (with the temporary closing of the restaurant), is managed by the Company's in-house design and construction staff, and currently costs approximately $265,000 per unit. The 90 units to be remodeled in 1994 will represent the first phase in a "reimaging" strategy. This reimaging strategy includes an updated exterior look, new signage, an improved interior layout with more comfortable seating and enhanced lighting. Reimaging also includes a new menu, new menu offerings, new uniforms, and enhanced dessert offerings, including a current market test of Baskin-Robbins ice cream. The Company believes this reimaging program, currently being tested at its units in Houston, will increase customer satisfaction and customer traffic.
     The Company completed the rollout of its Denny's restaurants with POS systems in January 1993. This system provides hourly sales reports, cash control and marketing data and information regarding product volumes. POS systems improve labor scheduling, provide information to evaluate more effectively the impact of menu changes on sales, and reduce the paperwork of managers. Additional efficiency improvements are being designed in 1994.
     Marketing initiatives in 1994 will emphasize positioning Denny's as the price value leader within its segment, initially concentrating on breakfast. The Company intends to support these initiatives by expanding the number of media markets and using co-op advertising with franchisees in other markets. These promotions are designed to capitalize on the strong public recognition of the Denny's name.
     The Company intends to open relatively few Company-owned Denny's restaurants and to expand its franchising efforts in 1994 in order to increase its market share, establish a presence in new areas and further penetrate existing markets. To accelerate the franchise expansion, the Company will identify units to sell to franchisees which are not part of its growth strategy for Company-owned Denny's units. These units are in addition to 105 units that are to be sold to franchisees or closed under the Company's restructuring plan. The restructured field management infrastructures established to serve the existing Denny's system are expected to provide sufficient support for additional units with moderate incremental expense. Expanded franchising also will permit the Company to exploit smaller markets where a franchisee's ties to the local community are advantageous.
     During 1993, the Company added a net of 49 new Denny's franchises, bringing total franchised units to 427, or 28% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is 4% of gross sales. In 1993, Denny's realized $33.5 million of revenues from franchising. Franchisees also purchase food and supplies from a Company subsidiary.
     During 1993, the Company also made certain changes in the management of Denny's, including the appointment of C. Ronald Petty as chief operating officer. Mr. Petty, 49, has twenty years of experience in the food service industry, including senior leadership positions with other national restaurant chains. Mr. Petty has assumed overall responsibility for the operation of the Denny's chain.

  HARDEE'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1989      1990      1991      1992
Operating Units (end of year)
  Owned/operated....................................................................      465       483       500       528
Revenues (in millions)..............................................................   $  467    $  510    $  525    $  607
Operating Income (Loss) (in millions)...............................................   $   61    $   52    $   52    $   72
Depreciation and Amortization (in millions).........................................   $   27    $   40    $   40    $   44
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,040    $1,077    $1,062    $1,185
Average Check.......................................................................   $ 2.55    $ 2.64    $ 2.72    $ 2.88

                                                                                       1993
Operating Units (end of year)
  Owned/operated....................................................................     564
Revenues (in millions)..............................................................  $  682
Operating Income (Loss) (in millions)...............................................  $ (179)(1)
Depreciation and Amortization (in millions).........................................  $   48
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,255
Average Check.......................................................................  $ 3.09

(1) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $260 million.
     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company is HFS' largest franchisee, operating 17% of Hardee's restaurants nationwide. HFS is the third largest sandwich chain in the United States. Of the 564 Hardee's restaurants operated by the Company at December 31, 1993, 544 were located in ten southeastern states. The Company's Hardee's restaurants provide uniform menus in a fast-food format targeted to a broad spectrum of customers. The restaurants offer hamburgers, chicken, roast beef and fish sandwiches, hot dogs, salads and low-fat yogurt, as well as a breakfast menu featuring Hardee's popular "made-from-scratch" biscuits. To add variety to its menu, further differentiate its restaurants from those of its major competitors and increase customer traffic during the traditionally slower late afternoon and evening periods, HFS added fresh fried chicken as a menu item in a number of its restaurants beginning in 1991. The Company first tested fresh fried chicken in one of its market areas in October 1991. Based on the success experienced in this market area and the early success experienced by HFS, the Company accelerated the introduction of fresh fried chicken as a regular menu item during 1992 and completed the planned rollout in 1993.
     Substantially all of the Company's Hardee's restaurants have drive-thru facilities, which provided 51% of the chain's revenues in 1993. Most of the restaurants are open 18 hours a day, seven days a week. Operating hours of selected units have been extended to 24 hours a day, primarily on weekends. Hardee's breakfast menu, featuring the chain's signature "made-from-scratch" biscuits, accounts for approximately 38% of total sales at the Company's Hardee's restaurants. The Company plans to remodel its Hardee's restaurants every ten years at a current average cost of $175,000 per unit for major remodels.
     Each Hardee's restaurant is operated under a separate license from HFS. Each license grants the exclusive right, in exchange for a franchise fee, royalty payments and certain covenants, to operate a Hardee's restaurant in a described territory, generally a town or an area measured by a radius from the restaurant site. Each license has a term of 20 years from the date the restaurant is first opened for business and is non-cancellable by HFS, except for the Company's failure to abide by its covenants. Earlier issued license agreements are renewable under HFS' renewal policy; more recent license agreements provide for successive five-year renewals upon expiration, generally at rates then in effect for new licenses. A number of the Company's licenses are scheduled for renewal. The Company has historically experienced no difficulty in obtaining such renewals and does not anticipate any problems in the future.
     The Company has a territorial development agreement with HFS which calls for the Company to open an additional 69 new Hardee's restaurants in its existing development territory in the southeast (and certain adjacent areas) by the end of 1996. The Company presently plans to open new restaurants in an amount not less than that required by the territorial development agreement. It is anticipated that construction of 69 additional units will require approximately $69 million in capital expenditures. If the Company determines not to open the total number of specified units in the territory within the time provided, its development rights may become non-exclusive. The Company may seek to expand its Hardee's operations by purchasing existing Hardee's units from HFS and other franchisees, subject to HFS' right of first refusal, but any such purchases will not be counted toward the number of new unit openings called for under the agreement.

  QUINCY'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1989      1990      1991      1992
Operating Units (end of year)
  Owned/operated....................................................................      213       212       216       217
Revenues (in millions)..............................................................   $  263    $  282    $  283    $  290
Operating Income (Loss) (in millions)...............................................   $   18    $   20    $   15    $   11
Depreciation and Amortization (in millions).........................................   $   17    $   21    $   22    $   22
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,247    $1,324    $1,320    $1,335
Average Check.......................................................................   $ 5.30    $ 5.38    $ 5.40    $ 5.32

                                                                                       1993
Operating Units (end of year)
  Owned/operated....................................................................     213
Revenues (in millions)..............................................................  $  279
Operating Income (Loss) (in millions)...............................................  $ (154)(1)
Depreciation and Amortization (in millions).........................................  $   21
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,302
Average Check.......................................................................  $ 5.61

(1) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $164 million.
     Ranked by 1993 sales, Quincy's is the sixth largest steakhouse chain in the country and one of the largest such chains in the southeastern United States. The Quincy's chain consists of 213 Company-owned restaurants at December 31, 1993 which are designed to provide families with limited-service dining at moderate prices. All Quincy's are open seven days a week for lunch and dinner. The restaurants serve steak, chicken and seafood entrees along with a buffet-style food bar, called the "Country Sideboard," offering hot foods, soups, salads and desserts and featuring as many as 87 items at a time. In addition, weekend breakfast service, which is available at most locations, allows Quincy's to utilize its asset base more efficiently.
     Since 1986 Quincy's has remodeled approximately 85 restaurants to expand seating capacity from approximately 225 to approximately 280 seats. During 1993, seven units were remodeled to introduce the new scatter bar format.
     The Company also began testing a unit concept conversion in 1993 by remodeling and converting three steakhouses in Columbia, S.C., to a buffet only concept. Under the Company's restructuring plan, 90 units have been identified that currently are not producing adequate returns and, therefore, are to be converted, sold, or closed. Upon successful completion of its concept conversion tests, the Company plans to convert most of these units to the buffet only concept or other concepts under consideration. The concept remodels are expected to have an average cost of approximately $250,000 per unit.
  EL POLLO LOCO
     El Pollo Loco, which accounted for only 4.2% of the Company's total restaurant revenues (2.7% of consolidated revenues) in the year ended December 31, 1993, is the leading chain in the quick service chain segment of the restaurant industry to specialize in flame-broiled chicken. As of December 31, 1993, there were 209 El Pollo Loco units (of which 139 were operated by the Company, 64 were operated by franchisees and 6 were operated under foreign licensing agreements). Approximately 92% of these restaurants are located in southern California. El Pollo Loco directs its marketing at customers desiring an alternative to other fast food products. The Company's El Pollo Loco restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken. El Pollo Loco restaurants generally are open 12 hours a day, seven days per week. El Pollo Loco restaurants feature a limited, but expanding menu highlighted by marinated flame-broiled chicken and steak products and related Mexican food items.
     As a part of the restructuring plan, the Company has identified 45 units which do not generate an adequate return on investment, and thus will be sold to franchisees or closed. The Company's restructuring plan includes reimaging the existing units through a limited remodeling program, expanded menu items (including fried foods) and an all-you-can-eat salsa bar. These changes are intended to increase customer satisfaction and expand the customer market resulting in higher customer traffic.
  OPERATIONS
     The Company believes that successful execution of basic restaurant operations in each of its restaurant chains is critical to its success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Through a network of division leaders, region leaders, district leaders and restaurant managers, the Company standardizes specifications for the preparation and efficient service of quality food, the maintenance and repair of its premises and the appearance and conduct of its employees. Major emphasis is placed on the proper preparation and delivery of the product to the consumer and on the cost-effective procurement and distribution of quality products.
     A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore perform restaurant functions and train by example. The Company benefits from an experienced management team.
     Each of the Company's restaurant chains maintains training programs for employees and restaurant managers. Restaurant managers and assistant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by employees prior to a change in job function or utilizing new equipment or procedures.
     Each of the Company's restaurant chains continuously evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets, both with and without market support. A successful menu item is then incorporated into the restaurant system. In the case of the Hardee's restaurants, menu development is coordinated through HFS.
     Financial and management control of the Company's restaurants is facilitated by the use of POS systems. Detailed sales reports, payroll data and periodic inventory information are transmitted to the Company for management review. These systems economically collect accounting data and enhance the Company's ability to control and manage these restaurant operations. Such systems are in use in all of the Company's Hardee's and Quincy's restaurants, and installation of such systems in the Denny's chain was completed in January 1993.
     Denny's size allows it to operate its own distribution and supply facilities, thereby controlling costs and improving efficiency of food delivery while enhancing quality and availability of products. Denny's operates seven regional centers for distribution of substantially all of the ingredients and supplies used by the Denny's restaurants. As opportunities arise, the Company is extending these operations to its other restaurant chains. The Company also operates a food-processing facility in Texas which supplies beef, pork sausage, soup and many other food products currently used by the Company's restaurants.
     Food and packaging products for the Company's Hardee's restaurants are purchased from HFS and independent suppliers approved by HFS. A substantial portion of the products for the Company's Hardee's and Quincy's restaurants is obtained from MBM Corporation, an independent supplier/distributor. Adequate alternative sources of supply for required items are believed to be available.
  ADVERTISING
     Denny's primarily relies upon regional television and radio advertising. Advertising expenses for Denny's restaurants were $41.1 million for 1993, or about 3.1% of Denny's system-wide restaurant revenues. Individual restaurants are also given the discretion to conduct local advertising campaigns. In accordance with HFS licensing agreements, the Company spends approximately 5.6% of Hardee's total gross sales on marketing and advertising. Of this amount, approximately 2.4% of total gross sales is contributed to media cooperatives and HFS' national advertising fund. The balance is directed by the Company on local levels. HFS engages in substantial advertising and promotional activities to maintain and enhance the Hardee's system and image. The Company participates with HFS in planning promotions and television support for the Company's primary markets and engages in local radio, outdoor and print advertising for its Hardee's operations. The Company, together with a regional advertising agency, advertises its Quincy's restaurants primarily through print, radio and billboards. Quincy's has focused on in-store promotions as well as regional marketing. The Company spent approximately 4.1% of Quincy's gross sales on Quincy's marketing in 1993. During 1993, El Pollo Loco's advertising focused on promoting large meals and menu variety.
  SITE SELECTION
     The success of any restaurant depends, to a large extent, on its location. The site selection process for Company-owned restaurants consists of three main phases: strategic planning, site identification and detailed site review. The planning phase ensures that restaurants are located in strategic markets. In the site identification phase, the major trade areas within a market area are analyzed and a potential site identified. The final and most time consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints and competition are studied in detail. A detailed budget and return on investment analysis are also completed. The Company considers its site selection standards and procedures to be rigorous and will not compromise those standards or procedures in order to achieve accelerated growth.
CONTRACT FOOD, VENDING AND RECREATION SERVICES

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1989        1990        1991        1992
                                                                                               (IN MILLIONS)
Revenues:
  Food and Vending..........................................................     $1,073      $1,071      $1,015      $  990
  Concession and Recreation Services........................................        249         252         264         287
    Total...................................................................     $1,322      $1,323      $1,279      $1,277
Operating Income (Loss).....................................................     $   56      $   52      $   46      $   51
Depreciation and Amortization...............................................     $   61      $   70      $   69      $   68

                                                                               1993

Revenues:
  Food and Vending..........................................................  $1,049
  Concession and Recreation Services........................................     322
    Total...................................................................  $1,371
Operating Income (Loss).....................................................  $ (313)(1)
Depreciation and Amortization...............................................  $   75

(1) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $360 million.
     Through Canteen, the Company conducts its contract food and vending services on a national basis. According to NATION'S RESTAURANT NEWS (published August 9, 1993), Canteen is the third largest provider of contract food and vending services in the United States (on the basis of U.S. system-wide sales). It had approximately 1,600 food service clients and served approximately 11,400 vending locations at December 31, 1993. Canteen provides its clients with on-site food preparation, cooking and service as well as vending machines that dispense a variety of food and beverage products. These services are offered both independently and in conjunction with each other. Canteen also grants franchises to distributors to operate contract food service facilities and vending businesses. In addition, Canteen licenses its trademark internationally and currently has licensees in Japan and Sweden. Canteen provides both its franchised distributors and international licensees with marketing assistance, training, purchasing services and financial and accounting systems.
     Canteen's concession and recreation services operations provide food, beverage, novelty, and ancillary services in sports stadiums, amphitheaters, arenas and other locations, including five major league baseball parks (Hubert
H. Humphrey Metrodome, Oakland-Alameda County Coliseum, Royals Stadium, Yankee Stadium and Candlestick Park), five minor league baseball parks and five professional football stadiums (Arrowhead Stadium, Hubert H. Humphrey Metrodome, Los Angeles Coliseum, Tampa Stadium and Candlestick Park). It operates food, beverage and lodging facilities and gift shops and provides other ancillary services at a number of national parks (including Yellowstone, Mount Rushmore, Everglades, Bryce Canyon, Zion and the North Rim of the Grand Canyon) and at state parks in Ohio and New York. In addition, Canteen operates food and beverage services, gift shops, bus tours and the IMAX Theatre at Spaceport USA at the Kennedy Space Center. Contracts to provide these services usually are obtained on the basis of competitive bids. In most instances, Canteen receives the exclusive right to provide the services in a particular location for a period of several years, with the duration of the term often a function of the required investment in facilities or other financial considerations.
     Canteen's contract food service and vending operations are conducted throughout the United States. Approximately 30% of the Company's revenues from these operations are derived from industrial plants in the automotive, defense and other manufacturing industries. These industries have experienced a general reduction in employment over the past several years, which has been accelerated by the nation's recent recession. To ameliorate the effects of this trend, Canteen has increased its penetration of the educational, lifecare and correctional facility markets and has targeted these (along with concession and recreation services) as areas of potential growth. These target markets, which accounted for 39% of Canteen's revenues in 1993, are recession-resistant and, at present, are not widely served by contract food service companies. Management believes that growing budgetary pressures on institutions in these target markets should favor their increasing reliance on private sector contractors who can provide required food service at lower costs. As part of the restructuring plan, the Company will de-emphasize vending operations in certain markets resulting in the sale of certain vending branches, with the related severance and lease buy-out costs included in the restructuring charges.
     Canteen operates through four primary divisions: the Eastern, Central, and California divisions within the food and vending divisions, and the concession and recreation services division. These operations are managed on a regional basis, each of which is led by a regional vice president with responsibility for operations, sales and marketing in the assigned area. Field operations are supported by centralized legal, human resources, finance, purchasing, data processing and other services. Formal training programs on a variety of subjects are regularly provided to field personnel at 28 learning centers maintained on clients' premises and at other on-site locations. In addition, management training is provided at the Company's central training facility in Spartanburg, South Carolina.
     Canteen has improved its performance and responsiveness to clients by transferring more responsibility to field operations, while at the same time ensuring that innovative ideas for servicing the customer are shared across operations. Redundant accounting functions were reduced when Canteen closed 12 field accounting centers in 1993. The restructuring plan includes severance and other costs related to further consolidation of accounting and administrative functions. These steps have created a more focused and responsive operational structure and reduced administrative costs.
     Canteen normally contracts with customers for food and vending services on a local basis, but, in the case of national customers, it may serve many geographically dispersed facilities. Approximately 47% of Canteen's food service accounts are conducted under management fee arrangements, whereby Canteen typically receives a fixed dollar amount or a fixed percentage of revenues in return for providing food services at price and service levels determined by its clients. Management fee arrangements are prevalent where companies subsidize food services as part of the benefits provided to employees. In other food service accounts, Canteen contracts to provide food service on a profit/loss basis. In the case of vending operations, service is predominantly provided on a profit/loss basis, and a commission is usually payable by Canteen to the owner of the premises on which the vending machines are located. The ability of Canteen to increase its prices in order to cover its cost increases is an important factor in maintaining satisfactory profit levels from operations not conducted pursuant to management fee arrangements. Canteen's ability to increase prices is materially affected by competitive factors and resistance from consumers and from firms and institutions on whose premises Canteen's operations are conducted and whose prior approval is usually required. Food and vending service contracts generally may be terminated on short notice given by either side. The equipment, other than vending equipment (which can be moved to another location), used by Canteen at an on-site operation is usually owned by its customer.
     New business is obtained primarily through solicitation of new customers and responding to requests for bids. In competitive bid situations, financial terms as well as other factors, such as reputation and ability to perform, influence customers' decisions in awarding contracts, particularly in the private sector. Canteen capitalizes on its name recognition and owns or has rights in all trademarks it believes are material to its operations. Canteen's sales force is decentralized in order to tailor sales efforts to customers in various regions. As opportunities arise, Canteen also seeks to expand its operations through the acquisition of small regional food service companies that can be integrated into its existing operations.
COMPETITION
     The restaurant industry can be divided into three main categories: quick service (fast-food), midscale (family) and upscale (dinner house). The quick service segment (which includes Hardee's and El Pollo Loco) is overwhelmingly dominated by the large sandwich, pizza and chicken chains. The midscale segment (which includes Denny's and Quincy's) includes a much smaller number of national chains and many local and regional chains, as well as thousands of independent operators. The upscale segment consists primarily of small independents in addition to several regional chains.
     The restaurant industry is highly competitive and affected by many factors, including changes in economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in the number of restaurants generally and in particular areas. Competition among a few major companies that own or operate fast-food restaurant chains is especially intense. Restaurants, particularly those in the fast-food segment, compete on the basis of name recognition and advertising, the quality and perceived value of their food offerings, the quality and speed of their service, the attractiveness of their facilities and, to a large degree in a recessionary environment, price and perceived value.
     Denny's, which has a strong national presence, competes primarily with regional family chains such as IHOP, Big Boy, Shoney's, Friendly's and Perkins -- all of which are ranked among the top six midscale restaurant chains. According to an independent survey conducted during 1993, Denny's had a 14.4% share of the national market in the family segment.
     Hardee's restaurants compete principally with four other national fast food chains: McDonald's, Burger King, Wendy's and Taco Bell. In addition, Hardee's restaurants compete with fast-food restaurants serving other kinds of foods, such as chicken outlets (e.g., Kentucky Fried and Bojangles), family restaurants (e.g., Shoney's and Friendly's) and dinner houses. Management believes that Hardee's has the highest breakfast sales per unit of any major fast-food restaurant chain.
     Quincy's primary competitors include Ryan's and Western Sizzlin', both of which are based in the southeast. Quincy's also competes with other family restaurants and with dinner houses and fast-food outlets. Nationwide, the top five chains are Sizzler, Ponderosa, Golden Corral, Ryan's, and Western Sizzlin'. According to NATION'S RESTAURANT NEWS (published August 9, 1993), Quincy's ranked sixth nationwide in system-wide sales and third in sales per unit among the steak chains.
     All aspects of Canteen's operations are highly competitive. Competition takes a number of different forms, including pricing, capital investment, maintaining food and service standards and securing and maintaining accounts with firms and institutions. Canteen competes with several national and a large number of local and regional companies, some of which, including Marriott and ARA, are substantial in size and scope. In addition, firms and institutions may, as an alternative to using a food service company such as Canteen, operate vending and food service businesses themselves. Many Canteen facilities must also compete with local alternatives such as restaurants, sandwich shops, convenience stores, delicatessans and other public arenas, convention centers, and entertainment venues.
EMPLOYEES
     At December 31, 1993, the Company had approximately 123,000 employees, of whom 88,000 were employed in restaurant operations and 34,000 were engaged in contract food, vending and recreation services. Less than 1% of the restaurant employees are union members. Many of the Company's restaurant employees work part time, and many are paid at or slightly above minimum wage levels. Approximately 20% of Canteen's employees are unionized. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.
ITEM 2. PROPERTIES
     Most of the Company's restaurants are free-standing facilities. An average Denny's restaurant ranges from 3,900 to 5,800 square feet and seats 100 to 175 customers. Denny's restaurants generally occupy 35,000 to 45,000 square feet of land. An average Hardee's restaurant operated by the Company has approximately 3,300 square feet and provides seating for 94 persons, and most have drive-thru facilities. Each of the Company's Hardee's restaurants occupies approximately 50,000 square feet of land. The average Quincy's restaurant has approximately 7,100 square feet and provides seating for 250 persons. Each Quincy's restaurant occupies approximately 63,000 square feet of land. A typical El Pollo Loco restaurant has 2,250 square feet and seats 66 customers.
     The following table sets forth certain information regarding the Company's restaurant properties as of December 31, 1993:

                                          LAND LEASED
                              LAND AND        AND        LAND AND
                              BUILDING     BUILDING      BUILDING
                               OWNED         OWNED        LEASED
      TYPE OF RESTAURANT
    DENNY'S...............       284           42           698
    HARDEE'S..............       266          102           196
    QUINCY'S..............       161           45             7
    EL POLLO LOCO.........        12           42            85
      Total...............       723          231           986

     The number and location of the Company's restaurants in each chain as of December 31, 1993 are presented below:

                                                                    DENNY'S                                     EL POLLO LOCO
                                                                       FRANCHISED                                     FRANCHISED
                           STATE                              OWNED     LICENSED     HARDEE'S    QUINCY'S    OWNED     LICENSED
Alabama....................................................      1           9          152          47        --           --
Alaska.....................................................     --           4           --          --        --           --
Arizona....................................................     34          23           --          --        --           --
Arkansas...................................................      5           1            1          --        --           --
California.................................................    255          82           --          --       137           59
Colorado...................................................     25           9           --          --        --           --
Connecticut................................................      9           1           --          --        --           --
Delaware...................................................      3          --           --          --        --           --
Florida....................................................    103          50           50          41        --           --
Georgia....................................................     --          23            9          11        --           --
Hawaii.....................................................      4           3           --          --        --           --
Idaho......................................................      4           2           --          --        --           --
Illinois...................................................     50           6           --          --        --           --
Indiana....................................................     19           5           --          --        --           --
Iowa.......................................................      6          --           --          --        --           --
Kansas.....................................................      8           3           --          --        --           --
Kentucky...................................................      3          16           --           1        --           --
Louisiana..................................................      8           2            1          --        --           --
Maine......................................................     --           3           --          --        --           --
Maryland...................................................     14          14           --          --        --           --
Massachusetts..............................................     10          --           --          --        --           --
Michigan...................................................     40           1           --          --        --           --
Minnesota..................................................     14           4           --          --        --           --
Mississippi................................................      2           2           38           8        --           --
Missouri...................................................     30           5           --          --        --           --
Montana....................................................     --           1           --          --        --           --
Nebraska...................................................      4           2           --          --        --           --
Nevada.....................................................     11           1           --          --         2            2
New Hampshire..............................................      2           1           --          --        --           --
New Jersey.................................................     15           2           --          --        --           --
New Mexico.................................................      2          11           --          --        --           --
New York...................................................     26           6           --          --        --           --
North Carolina.............................................      9           9           66          41        --           --
North Dakota...............................................     --           2           --          --        --           --
Ohio.......................................................     39          14           18           1        --           --
Oklahoma...................................................      9           5           --          --        --           --
Oregon.....................................................     16           5           --          --        --           --
Pennsylvania...............................................     52           5            2          --        --           --
Rhode Island...............................................     --          --           --          --        --           --
South Carolina.............................................     11           5          116          41        --           --
South Dakota...............................................     --           1           --          --        --           --
Tennessee..................................................      3          10          108          17        --           --
Texas......................................................     70          31           --          --        --            3
Utah.......................................................      7           7           --          --        --           --
Vermont....................................................     --           3           --          --        --           --
Virginia...................................................     20           6            3           5        --           --
Washington.................................................     58          10           --          --        --           --
West Virginia..............................................     --           2           --          --        --           --
Wisconsin..................................................     13           5           --          --        --           --
Wyoming....................................................     --           6           --          --        --           --
Canada.....................................................     10          13           --          --        --           --
International..............................................     --          59           --          --        --            6
  Total....................................................   1,024        490          564         213       139           70

     At December 31, 1993, the Company owned seven warehouses in California, Illinois, Florida, Pennsylvania, Texas and Washington, and one manufacturing facility in Texas. At that date, Canteen owned approximately 94,600 vending machines in its food and vending service operations, of which approximately 6,700 were leased to distributors. In addition, Canteen owned approximately 42 buildings with approximately 704,000 square feet and leased approximately 934,000 square feet for warehousing and office space throughout the United States for use in its food and vending services and recreation services operations.
     The Company also owns a 19-story, 187,000 square foot office tower, which serves as its corporate headquarters, located in Spartanburg, South Carolina. The Company's corporate offices currently occupy approximately 14 floors of the tower, with the balance leased to others.
     See Item 13. Certain Relationships and Related Transactions -- Description of Indebtedness and Note 4 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.

ITEM 3. LEGAL PROCEEDINGS
     Trans World Airlines, Inc. ("TWA") commenced a lawsuit on October 8, 1986 against Transworld Corporation ("Transworld"), certain contingent liabilities of which were assumed by Flagstar, and against certain of its past and present directors and certain former TWA directors, in the Supreme Court of the State of New York, New York County, alleging fraud and breach of fiduciary obligations in the execution and subsequent termination of a tax allocation agreement between Transworld and its former subsidiary, TWA. TWA's complaint seeks the following remedies: (i) damages equal to $52 million for investment tax credits ("ITC") claimed by Transworld on its 1984 federal income tax return, (ii) damages equal to the "present value" of Transworld's potential liability to TWA as of December 31, 1983 for net operating losses and ITC claimed by Transworld, including the $52 million in ITC, (iii) the voiding of a tax allocation agreement and damages to be determined at trial, or (iv) the voiding of certain sections of the tax allocation agreement and the payment to TWA of certain amounts as provided in such tax allocation agreement. There has been no activity relating to this lawsuit since 1988.
     FCI, Flagstar, El Pollo Loco and Denny's, along with several officers and directors of those companies, have been named as defendants in an action filed on August 28, 1991 in the Superior Court of Orange County, California. The plaintiffs are several current and former El Pollo Loco franchisees. They allege that the defendants, among other things, failed or caused a failure to promote, develop and expand the El Pollo Loco franchise system in breach of contractual obligations to the plaintiff franchisees and made certain misrepresentations to the plaintiffs concerning the El Pollo Loco system. Asserting various legal theories, the plaintiffs seek actual and punitive damages in excess of $90 million, together with declaratory and certain other equitable relief. FCI, Flagstar and the other defendants have filed answers in this action. FCI and Flagstar have also filed cross-complaints against various plaintiffs in the action for breach of contract and other claims. Discovery has not yet been completed. Accordingly, it is premature for the Company to express a judgment herein as to the likely outcome of the action. The defendants, through counsel, intend to defend the action vigorously.
     The Company has received proposed deficiencies from the Internal Revenue Service (the "IRS") for federal income taxes and penalties totalling approximately $46.6 million. Proposed deficiencies of $34.3 million relate to examinations of certain income tax returns filed by Denny's for periods ending prior to the Company's purchase of Denny's on September 11, 1987. The deficiencies primarily involve the proposed disallowance of certain expenses associated with borrowings and other costs incurred at the time of the leveraged buy-out of Denny's in 1985 and the purchase of Denny's by the Company in 1987. The Company has filed protests of the proposed deficiencies with the Appeals Division of the IRS, stating that, with minor exceptions, it believes the proposed deficiencies are erroneous. The Company and the IRS have reached a preliminary agreement on substantially all of the issues included in the original proposed deficiency. Based on this preliminary agreement, the IRS has agreed to waive all penalties and the Company estimates that its ultimate federal income tax deficiency will be less than $5 million. The remaining $12.3 million of proposed deficiencies relates to examinations of certain income tax returns filed by FCI and the Company for the four fiscal years ended December 31, 1989. The deficiencies primarily involve the proposed disallowance of deductions associated with borrowings and other costs incurred prior to, at and just following the time of the acquisition of Flagstar in 1989. FCI and the Company intend to vigorously contest the proposed deficiencies because it believes the proposed deficiencies are substantially incorrect.
     On March 26, 1993, a consent decree was signed by Flagstar and its subsidiary Denny's, Inc. and by the U.S. Department of Justice with respect to a complaint filed by the Department of Justice on that same date in the U.S. District Court for the Northern District of California. Such complaint alleged that the Company, through Denny's, had engaged in a pattern or practice of discrimination against African-American customers. The Company denied any wrongdoing. The consent decree, which was approved by the court on April 1, 1993, enjoins the Company from racial discrimination and requires the Company to implement certain employee training and testing programs and provide public notice of Denny's non-discrimination policies. It carries no direct monetary penalties. In a related matter, on March 24, 1993, a public accommodations lawsuit was filed against the Company by certain private plaintiffs in the U.S. District Court for the Northern District of California alleging that certain Denny's restaurants in California have engaged in racially discriminatory practices and seeking certification as a class action in California, unspecified actual, compensatory and punitive damages, and injunctive relief. The Company is also a defendant in various other public accommodations actions brought in various jurisdictions. The principal additional action was filed on May 24, 1993 in Maryland. This action was filed in the U.S. District for the District of Maryland, alleging that a Denny's restaurant in Annapolis, Maryland engaged in racially discriminatory practices, and seeks certification as a class action covering all states except California, unspecified actual compensatory and punitive damages, and injunctive relief. Other individual public accommodations cases have also been filed, including some cases which allege substantial compensatory and punitive damages for each plaintiff, statutory damages and injunctive relief. Discovery in these actions has not yet been completed. Class certification hearings in the two purported class actions are scheduled to occur in 1994. The Company believes that these actions lack merit and, unless there is an early resolution thereof, intends to defend them vigorously.
     The Company is also the subject of pending and threatened employment discrimination claims principally in California and Alabama. In certain of these claims, the plaintiffs have threatened to seek to represent a class alleging racial discrimination in employment practices at Company restaurants and to seek actual, compensatory and punitive damages, and injunctive relief. The Company believes that these claims also lack merit and, unless there is an early resolution thereof, intends to defend them vigorously.
     The parties in the foregoing actions have explored and continue to explore the possibility of reaching an early resolution of these matters in an effort to avoid the costs and risks of litigation. No assurances can be given, however, that these matters can be resolved on mutually acceptable terms.
     Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that sufficient accruals have been established by the Company to provide for known contingencies.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Flagstar is a wholly-owned subsidiary of FCI. As a result, there is no established public trading market for the common stock of Flagstar and all per share data is omitted. As of March 31, 1994, 440 shares of common stock of Flagstar were outstanding, all of which are owned by FCI.
     Dividends were not paid by Flagstar during 1992 or 1993. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Note 4 to the accompanying Consolidated Financial Statements of Flagstar regarding certain restrictions on the payment of dividends.
ITEM 6. SELECTED FINANCIAL DATA
     Set forth below are certain selected financial data concerning the Company for each of the five years ended December 31, 1993. Such data have been derived from the Consolidated Financial Statements of the Company for such periods which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                       PREDECESSOR(1)                                  SUCCESSOR(1)
                                          JANUARY 1       JULY 21 TO     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                         TO JULY 20,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           1989(2)           1989           1990           1991           1992           1993
                                                                      (IN MILLIONS, EXCEPT RATIOS)
Income Statement data:
  Operating revenues.................     $ 1,916.8        $1,517.9       $3,626.5       $3,617.9       $3,720.3       $3,970.2
  Operating income...................         105.1            27.0          238.3          224.0          246.4       (1,460.8)(3)
  Income (loss) from continuing
    operations (4)...................          20.8           (77.1)         (67.8)         (67.6)         (57.9)      (1,662.4)
  Ratio of earnings to fixed
    charges(5).......................          1.53x         --             --             --             --             --
  Deficiency in the coverage of fixed
    charges to earnings before fixed
    charges(5).......................       --                 85.7           78.3           85.9           64.7        1,743.8
Balance Sheet data (at end of
 period):
  Current assets.....................       --                257.4          222.0          199.7          206.6          251.0
  Working capital (deficiency)(6)....       --               (616.4)        (318.4)        (356.9)        (284.0)        (304.6)
  Net property and equipment.........       --              1,519.6        1,490.4        1,447.6        1,442.9        1,337.4
  Total assets.......................       --              3,637.3        3,507.8        3,394.5        3,396.5        1,803.8
  Long-term debt(7)..................       --              1,948.0        2,305.7        2,261.3        2,329.5        2,502.2

FOOTNOTES APPEAR ON THE FOLLOWING PAGE.

(1) Certain amounts for the four years ended December 31, 1992 have been reclassified to conform to the 1993 presentation.
(2) FCI acquired Flagstar as of July 20, 1989 in a business combination accounted for as a purchase. As a result of the acquisition, the financial data for the Successor periods are presented on a different basis of accounting than that of the Predecessor period, and therefore, are not directly comparable.
(3) Operating income for the year ended December 31, 1993 reflects charges for the write-off of goodwill and other intangible assets of $1,474.8 million and the provision for restructuring costs of $192.0 million.
(4) The Company sold American Medical Services, Inc., The Rowe Corporation and Milnot Company in 1990 and Preferred Meal Systems, Inc. in 1991. These entities have been treated as discontinued operations for all periods indicated above.
(5) The ratio of earnings to fixed charges has been calculated by dividing pre-tax earnings by fixed charges. Earnings, as used to compute the ratio, equal the sum of income before income taxes and fixed charges excluding capitalized interest. Fixed charges are the total interest expenses including capitalized interest, amortization of debt expenses and a rental factor that is representative of an interest factor (estimated to be one third) on operating leases.
(6) A negative working capital position is not unusual for a restaurant operating company. The negative working capital amount at December 31, 1989 is principally a result of classifying a portion of the Company's acquisition financing as a current liability. The reduction in the working capital deficit at December 31, 1990 is due principally to the refinancing of that acquisition debt to long-term debt during 1990. The increase at December 31, 1991 is primarily attributable to an increase in current maturities of long-term debt. At December 31, 1992, the decrease in the working capital deficiency from December 31, 1991 is due primarily to decreased current maturities of the Company's bank debt as a result of the Recapitalization. The increase in the working capital deficiency from December 31, 1992 to December 31, 1993 is attributable primarily to an increase in restructuring and other liabilities which was partially offset by an increase in receivables and inventories from the acquisition of contract food service operations during 1993.
(7) At December 31, 1992 and 1993, such amount includes a $150.0 million note payable to FCI (the "Note Payable to FCI"). See Item 13. Certain Relationships and Related Transactions -- Description of
    Indebtedness -- Note Payable to FCI.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 6. Selected Financial Data and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein.
     1993 COMPARED TO 1992
     Operating revenues for 1993 increased by approximately $249.9 million (6.7%) as compared with 1992. This increase was the result of a $155.9 million (6.4%) increase in revenues from restaurant operations and a $94.0 million (7.4%) increase in revenues from Canteen's contract food service operations. Canteen's concession and recreation revenues increased by $35.0 million (12.2%) and its food and vending revenues increased by $59.0 million (6.0%) as compared with 1992, primarily as a result of regional acquisitions. Food and vending revenues from Canteen's existing customer base continue to be adversely impacted by reduced employment levels at Canteen's business and industrial accounts. Denny's revenues increased $80.8 million (5.6%) principally as a result of the following: an 11-unit increase in the number of Company-owned restaurants, the addition of 49 net new franchised units, and favorable outside sales at the Company's distribution and food processing operations. Revenues at Denny's, however, were adversely affected by severe weather conditions in the first quarter, which forced the temporary closing of many of its restaurants, by the delay in implementation of certain promotional programs, and, management believes, by the negative publicity relating to the litigation described above in Item 3. Legal Proceedings. As a result of these factors, Denny's increase in average unit sales of 0.1% included a decrease in customer traffic of 4.1% while the average check increased 4.4%. Hardee's accounted for a significant portion of the increase in restaurant operating revenues for the year with a $75.0 million (12.4%) increase in 1993 as compared with 1992, due to a 6.0% increase in average unit sales and a 36-unit increase in the number of restaurants. The increase in average unit sales resulted from an 7.2% increase in the average check offset, in part, by a decrease of 1.1% in customer traffic. The increases in average unit sales and average check at Hardee's are primarily attributable to the fresh fried chicken product and the continued development of Hardee's "Frisco" product line. Quincy's revenues decreased by $11.1 million (3.8%) in 1993 as compared with 1992, primarily due to a 2.5% decrease in average unit sales combined with a 4-unit decline in the number of units. The decrease in average unit sales resulted from a decrease in customer traffic of 7.5% which was offset, in part, by a 5.3% increase in average check. The significant decrease in traffic at Quincy's as compared with 1992 reflects the impact of a number of programs that were in place in early 1992 which increased customer traffic in 1992, but which proved to be more costly than anticipated and were subsequently refined or discontinued, resulting in the comparative decline in 1993 traffic. Revenues of El Pollo Loco, which account for only 4.2% of total restaurant operating revenues, increased by $11.2 million (11.5%) in 1993 as compared to 1992 as a result of a full year's impact in 1993 of 11 franchised units which were acquired by the Company in the fourth quarter of 1992 and a 1.8% increase in average unit sales.
     The Company's operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges, discussed below, increased by $290.3 million (8.4%) in 1993 as compared with 1992. This increase was primarily attributable to an increase of $190.3 million (8.5%) in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges relating to the Company's restaurant operations, and a $98.5 million (8.0%) increase in the operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges relating to Canteen's contract food service operations. Canteen's increased expenses were primarily a result of the corresponding increase in operating revenues described above. Of the total increase in operating expenses relating to restaurant operations, a significant portion ($118.7 million) is attributable to Denny's. The significant increase in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges at Denny's is due primarily to an increase in product costs of $84.8 million and an increase in payroll and benefit expense of $30.0 million. These increases resulted from higher commodity costs, additional labor associated with a Denny's breakfast promotion (which was discontinued in the second quarter) and an initiative to improve Denny's service capabilities, one time charges of $8.3 million related to efforts to address claims of discrimination, $1.1 million for the write-off of an international joint venture, and an increase in the number of Denny's units. Management expects the discrimination claims at Denny's to have an ongoing cost impact on the Company at least until resolution of the matters described above in Item 3. Legal Proceedings. The increase in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges at Hardee's of $66.4 million is mainly attributable to increased revenues and is comprised principally of an increase in payroll and benefits expenses of $21.0 million and an increase in product costs of $29.9 million. Conversely, the decrease in operating expenses before the effects of the write-off of goodwill and certain intangible assets and the provision for restructuring charges at Quincy's of $8.9 million is attributable to the decrease in revenues. Quincy's experienced decreases in payroll and benefits expense of $3.9 million and in product costs of $3.8 million. Corporate and other expenses before the effects of the write-off of goodwill and certain intangible assets and the provision for restructuring charges increased by $1.5 million in 1993 as compared with 1992, primarily due to an increase in payroll and benefits expense of $1.9 million.
     The write-off of goodwill and certain other intangible assets, primarily tradenames and franchise agreements, represent noncash charges of $1,267.7 million and $207.1 million, respectively. Since the acquisition of Flagstar in 1989, the Company has not achieved the revenue and earnings projections that were prepared and utilized at the time of the acquisition. In assessing the recoverability of goodwill and other intangible assets in prior years, the Company developed projections of future operations which indicated the Company would become profitable within several years and fully recover the carrying value of its goodwill and other intangible assets. Actual results, however, have fallen short of these projections, primarily due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. During the fourth quarter of 1993, management determined that projections of future operating results, based on the assumption that historical operating trends derived from the last four years would continue (rather than projections derived from those utilized in 1989 or projections based on assumptions that the restructuring plan described below will be successful), did not support the future amortization of the remaining goodwill balance and certain other intangible assets at December 31, 1993. See Notes 1 and 2 to the Consolidated Financial Statements for a description of the methodology employed to assess the recoverability of the Company's goodwill and other intangible assets.
     Effective in the fourth quarter of 1993, the Company approved a restructuring plan that includes the sale or closure of restaurants, a reduction in personnel, and a reorganization of certain management structures. The provision for restructuring charges is the result of disappointing operating results and a comprehensive financial and operational review initiated in 1993 due to a re-engineering study that evaluated the Company's major business processes. The restructuring charge of $192 million includes primarily a non-cash charge of $156 million to write-down certain assets and incremental cash charges of $36 million for severance, relocation and other costs. See Note 3 to the Consolidated Financial Statements for further details.
     The write-down of assets under the restructuring plan represents predominantly non-cash adjustments made to reduce the carrying value of approximately 240 of the Company's 1,376 Denny's, Quincy's, and El Pollo Loco restaurants. Approximately 105 Denny's and 45 El Pollo Loco restaurants will be sold to franchisees or closed over a twelve month period and have been written down to net realizable value. The Quincy's concept is over-penetrated in a number of its markets; thus, most of the 90 Quincy's units identified in the restructuring plan will be converted to another concept with some units closed. As a result of the conversion to another concept, the estimated amount of the units' carrying value with no future benefit has been written off. The write-down of assets also includes a charge of $22 million to establish a reserve for operating leases primarily related to restaurant units which will be sold to franchisees or closed. The 240 restaurant units identified in the restructuring plan had aggregate operating revenues during 1993 of approximately $227 million and a negative operating cash flow of approximately $2.4 million. Such units had a net remaining carrying value after the write-down of approximately $43 million.
     The restructuring plan will consolidate certain Company operations and eliminate overhead positions in the field and in its corporate marketing, accounting, and administrative functions. Also, the Company's field management structure will be reorganized to eliminate a layer of management. The restructuring charge includes a provision of approximately $25 million for the related severance, relocation, and office closure costs. The Company's restructuring plan also includes the decision to fundamentally change the competitive positioning of Denny's, El Pollo Loco, and Quincy's. The Company anticipates that the restructuring plan will result in reduced general and administrative costs of approximately $10 million annually.
     Interest and debt expense decreased by $29.6 million in 1993 as compared with 1992, primarily due to a reduction in the Company's weighted average borrowing rate following the Recapitalization, the principal elements of which were consummated in the fourth quarter of 1992. The decrease in interest and debt expense includes a net decrease of $68.3 million in non-cash charges related to the accretion of original issue discount on the Company's 17% Senior Subordinated Discount Debentures Due 2001 which were retired in the fourth quarter of 1992 as part of the Recapitalization. Non-cash interest expense related to the accretion of insurance liabilities also decreased by approximately $7.0 million in 1993 as a result of a change in the method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993, as discussed below. These decreases in non-cash interest expense were offset, in part, by an increase in cash interest of $46.9 million from the refinance debt which was issued as part of the Recapitalization.
     The Company's accounting change pursuant to Staff Accounting Bulletin No. 92 resulted in a charge of $12.0 million, net of income tax benefits, for the cumulative effect of the change in accounting principle as of January 1, 1993. The impact of this change on the Company's 1993 operating results was to increase operating expenses and decrease interest expense by approximately $7.0 million, respectively.
     For the year ended December 31, 1993, the Company recognized extraordinary losses totalling $26.4 million, net of income tax benefits of $0.2 million. The extraordinary losses resulted from the write-off of $26.5 million of unamortized deferred financing costs associated with the prepayment in September 1993 of $387.5 million of term facility indebtedness and a charge of $0.1 million in March 1993 related to the repurchase of $741,000 in principal amount of the 10% Debentures. During the year ended December 31, 1992, the Company recognized extraordinary losses totalling $155.4 million, net of income tax benefits of $85.1 million from (i) premiums paid to retire certain indebtedness in connection with the Recapitalization and the write-off of related unamortized deferred financing costs, resulting in a charge of $144.8 million, net of income tax benefits of $83.6 million, (ii) the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's indebtedness under its prior credit agreement from the proceeds of the offer and sale (the "Preferred Stock Offering") in July 1992 of FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, $.10 par value per share (the "Preferred Stock"), resulting in a charge of $8.8 million, net of income tax benefits of $1.3 million, and (iii) the defeasance of $7.6 million of mortgage notes payable resulting in a charge of $1.8 million, net of income tax benefits of $0.2 million.
     1992 COMPARED TO 1991
     Operating revenues for 1992 increased by approximately $102.3 million (2.8%) as compared with 1991. This increase was the result of a $104.3 million (4.5%) increase in revenues from restaurant operations that was partially offset by a $2.0 million (0.2%) decrease in revenues from Canteen's contract food service operations. Canteen's concession and recreation revenues increased by $22.4 million or 8.5% over 1991. However, Canteen's food and vending revenues decreased by
$24.4 million or 2.4% as compared with 1991 as the food and vending segment continued to be adversely impacted by reduced employment levels, particularly in the western and northeastern sections of the United States. Denny's accounted for $20.0 million of the $104.3 million increase in revenues from restaurant operations. The increase in revenues of Denny's was primarily attributable to a 17-unit increase in the number of Company-owned restaurants. Average unit sales decreased 0.1% as a result of a 4.2% decrease in customer traffic, offset by a 4.3% increase in the average check. The decrease in traffic during 1992 resulted from intense competition and discounting in the midscale market segment, limited television exposure during the second half of 1992, and the continuing weakness of the west coast economy. The increase in the average check at Denny's primarily reflects a shift in consumer preferences to higher-priced menu items. Denny's also added 52 new franchise units during the year. Hardee's accounted for $81.2 million of the increase in restaurant operating revenues, primarily due to an 11.5% increase in average unit sales and a 28-unit increase in the number of restaurants. The increase in average unit sales resulted from a 5.9% increase in the average check at the Company's Hardee's restaurants combined with an increase of 5.3% in customer traffic. These increases are believed to be attributable, in part, to the introduction in the Company's Hardee's restaurants of fresh fried chicken as a new menu item in 300 units and the introduction in July 1992 of the "Frisco Burger" sandwich in all units. Quincy's contributed $6.6 million to the increase in restaurant operating revenues. The increase at Quincy's reflects a 1.1% increase in average unit sales, primarily due to a 2.6% increase in customer traffic (principally for breakfast service), which was offset in part by a 1.5% decrease in the average check. Quincy's results also reflect a number of programs which were introduced in the first quarter and were designed to increase customer traffic. Such programs, which proved to be more costly than originally anticipated, were refined or eliminated in the second quarter. Revenues of El Pollo Loco, which accounted for only 4.0% of total restaurant operating revenues, decreased by $3.5 million as a result of a decrease in the number of Company-owned restaurants for the first three quarters of 1992 as compared to the same period in 1991.
     The Company's overall operating expenses increased by $79.9 million in 1992 as compared with 1991. This increase was primarily attributable to an increase of $82.3 million (3.8%) in operating expenses of the restaurant operations, partially offset by a $7.0 million (0.6%) decrease in operating expenses of Canteen's contract food service operations. The increases in the operating expenses of the restaurant operations reflected the increased revenues and consisted primarily of increased payroll and benefit expenses at Denny's ($7.3 million), Hardee's ($22.6 million) and Quincy's ($0.8 million). Aggressive product cost management and favorable commodity prices reduced the effects of product costs which increased at Hardee's ($22.4 million) and Quincy's ($7.9 million), and decreased at Denny's ($10.6 million). The product cost increases at Quincy's were due in part to the programs discussed in the preceding paragraph. The decrease in Canteen's operating expenses was due principally to a $8.5 million decline in product costs. Canteen's operating expenses were also reduced in the first quarter by approximately $2.6 million of unusual credits resulting from settlements of various insurance matters. Corporate and other expenses increased by $4.6 million, primarily due to a full year's impact in 1992 of certain support function expenses that, in 1991, were reflected in the restaurants' and Canteen's operating expenses.
     Interest and debt expense decreased by $1.1 million in 1992 as compared with 1991, due primarily to a net decrease in cash interest of $7.4 million in 1992 due to lower interest rates on outstanding variable rate indebtedness, principal payments made during the year (including prepayment of a portion of the Company's term loan under its prior credit agreement with proceeds of the Preferred Stock Offering) and the issuance of the Preferred Stock. This decrease was offset, in part, by an increase of $8.5 million in non-cash charges principally related to the accretion of discounts recorded on certain self-insurance liabilities.
     For the year, the Company recognized extraordinary losses totalling $155.4 million, net of income tax benefits of $85.1 million. The extraordinary losses resulted primarily from premiums paid to retire certain indebtedness in connection with the Recapitalization and the write-off of related unamortized deferred financing costs, resulting in a charge of $144.8 million, net of income tax benefits of $83.6 million, and from the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's term loan under its prior credit agreement from the proceeds of the Preferred Stock Offering, resulting in a charge of $8.8 million, net of income tax benefits of $1.3 million. In addition, in May 1992 the Company defeased $7.6 million of mortgage notes payable resulting in a charge of $1.8 million, net of income tax benefits of $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has met its liquidity needs and capital requirements with internally generated funds and external borrowings. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under its Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (as amended, from time to time, the "Restated Credit Agreement"), and other external borrowings, as its primary sources of liquidity and believes that funds from these sources will be sufficient for the next twelve months to meet the Company's working capital, debt service and capital expenditure requirements.
     Although the Company reported net losses in 1992 and 1993, those losses have been attributable in major part to non-cash charges, consisting principally of the write-off of goodwill and certain intangible assets, depreciation of tangible assets, amortization of intangible assets and goodwill, accretion of original issue discount, non-cash charges for extraordinary items related to refinancings and defeasance of indebtedness, and non-cash charges related to the cumulative effect of changes in accounting principles. The following table sets forth, for each of the years indicated, a calculation of the Company's cash from operations available for debt repayment and capital expenditures:

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                               1992        1993
                                                                                                 (IN MILLIONS)
Net loss...................................................................................   $(231.1)   $(1,700.8)
Write-off of goodwill and certain intangible assets........................................        --      1,474.8
Provision for restructuring charges........................................................        --        192.0
Non-cash charges...........................................................................     307.6        263.5
Deferred income tax benefits...............................................................     (20.8)       (85.4)
Extraordinary items, net...................................................................     155.4         26.4
Cumulative effect of changes in accounting principles, net.................................      17.8         12.0
Changes in certain working capital items...................................................     (15.0)         1.4
Increase in other assets and increase (decrease) in other liabilities, net.................       0.1        (27.1)
Cash from operations available for debt repayment and capital expenditures.................   $ 214.0    $   156.8

     The provision for restructuring charges of $192.0 million recorded during 1993 includes approximately $36.0 million in incremental cash charges. Such cash charges, less approximately $6.5 million expended in 1993, are expected to require funding predominantly over a period of approximately twelve months. Included in the $156 million of primarily non-cash charges is a reserve of $22 million for the present value of operating leases, net of estimated sublease rentals, related to restaurant units that will be sold to franchisees or closed and offices to be closed. This liability will be liquidated over the remaining terms of the operating leases. The Company plans to fund the cash portion of the restructuring through the sale of certain Denny's and El Pollo Loco restaurant units to franchisees, increased cash flows from operations as a result of reduced general and administrative expenses and increased royalties on newly franchised restaurants, and borrowings under the Restated Credit Agreement.
     During 1993, the Company sold in a public offering (the "1993 Offering") $275 million aggregate principal amount of 10 3/4% Senior Notes Due 2001 (the "10 3/4% Notes") and $125 million aggregate principal amount of 11 3/8% Senior Subordinated Debentures Due 2003 (the "11 3/8% Debentures"). Proceeds of the 1993 Offering were used to reduce the term facility under the Restated Credit Agreement. Although the interest rates payable on the 10 3/4% Notes and 11 3/8% Debentures are higher than the rate paid by the Company under the term facility partially refinanced thereby, the 1993 Offering and the related amendment to Restated Credit Agreement served to extend the scheduled maturities of the Company's long-term indebtedness and thereby provide the Company with additional financial flexibility.
     The Restated Credit Agreement includes a working capital and letter of credit facility of up to $350.0 million with a working capital sublimit of $200 million and a letter of credit sublimit of $245 million. The amendment to the Restated Credit Agreement consummated in conjunction with the 1993 Offering included, among other things, a modification to the former requirement that working capital advances under the credit facility be repaid in full and not reborrowed for at least 30 consecutive days during any 13-month period but at least once during each year to provide that working capital advances under the credit facility be paid down to a maximum borrowing thereunder of $100 million in 1993, reducing to $50 million in 1998, for such 30 day period in each year. Such amendment also made less restrictive certain financial covenants under the Restated Credit Agreement. An additional amendment to the Restated Credit Agreement was consummated in 1993 for the Company to use up to $50 million of net cash proceeds from the disposition of Denny's and El Pollo Loco restaurant units to acquire new Denny's restaurant units and refurbish other existing units and to exclude from limitations on capital expenditures (as defined) and investments (as defined) up to $25.6 million of cash or debt assumed in the purchase of certain franchisee units. For additional information see Item
13. Certain Relationships and Related Transactions -- Description of
Indebtedness.
     The Restated Credit Agreement and the indentures governing the Company's outstanding public debt contain negative covenants that restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness, further encumber its assets and purchase or sell assets. In addition, the Restated Credit Agreement includes provisions for the maintenance of a minimum level of interest coverage, limitations on ratios of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures.
     At December 31, 1993 scheduled debt maturities of long-term debt for the years 1994 through 1998 are as follows:

                                                                                              AMOUNT
                                                                                           (IN MILLIONS)
1994....................................................................................      $  41.7
1995....................................................................................         42.5
1996....................................................................................         55.3
1997....................................................................................         96.7
1998....................................................................................        119.6

     In addition to scheduled maturities of principal, approximately $265.0 million of cash will be required in 1994 to meet interest payments on long-term debt (including interest on variable rate term indebtedness under the Restated Credit Agreement of approximately $11.0 million, assuming an annual interest rate of 6.3%).
     The Company's principal capital requirements are those associated with opening new restaurants and expanding its contract food service business, as well as those associated with remodeling and maintaining its existing restaurants and facilities. During 1993, total capital expenditures were approximately $225.5 million, of which approximately $83.0 million was used to open new restaurants, $22.0 million was used for new products equipment, $61.2 million was applied to expand and maintain the Company's contract food service business, and $59.3 million was expended to upgrade and maintain existing facilities. Of these expenditures, approximately $77.1 million were financed through capital leases and secured borrowings. Capital expenditures during 1994 are expected to total approximately $185 million, of which approximately $60 million is expected to be financed externally.
     The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories, and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 31, 1993 the Company's working capital deficiency was $304.6 million as compared with $284.0 million at the end of 1992. Such increase is attributable primarily to an increase in restructuring and other liabilities which was partially offset by an increase in receivables and inventories from the acquisition of contract food service operations during 1993.
     During November 1992, the Financial Accounting Standards Board issued Statement No. 112 "Employers' Accounting for Postemployment Benefits" which requires that benefits provided to former or inactive employees prior to retirement be recognized as an obligation when earned, subject to certain conditions, rather than when paid. The Company does not expect Statement No. 112 to have a material impact on the Company's operations and will implement this statement during the first quarter of 1994.
     On April 11, 1994, Standard & Poor's Corporation downgraded the long-term credit ratings on Flagstar's outstanding senior debt securities from B+ to B and on its subordinated debt securities and FCI's
Preferred Stock from B- to CCC+. Moody's Investors' Service, Inc. has also indicated that it is reviewing the ratings of Flagstar's debt securities for a possible downgrade. As a result of this action, certain payments by the Company relating to a subsidiary's mortgage financing will become due and payable on a monthly, rather than semi-annual, basis. See Item 13. Certain Relationships and Related Transactions - Description of Indebtedness -
Mortgage Financings. Although the Company has not yet had an opportunity to evaluate the effect of such downgrade, management does not currently anticipate a significant impact on the Company's liquidity or ongoing operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to Financial Statements and Financial Statement Schedules which appears on page F-1 herein.
FORM 11-K INFORMATION
     Flagstar, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as applicable, will file as an amendment to this Annual Report on Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Flagstar Thrift Plan and the Denny's, Inc. Profit Sharing Retirement Plan.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information with respect to the directors of Flagstar. Each director of Flagstar is also a director of FCI.

NAME                                   AGE   PRINCIPAL OCCUPATION
Michael Chu.........................   45    Director of FCI and Flagstar; Director of Latin American Operations, ACCION
                                             International (1993-present); Executive of KKR and a Limited Partner of KKR
                                             Associates, the sole partner of TW Associates and KKR Partners II (1989-1993);
                                             Director of World Color Press, Inc., Commercial Printing Holding Co., FINANSOL
                                             Compania de Financiamiento Comercil and Banco Solidario S.A.
Vera King Farris....................   53    Director of FCI and Flagstar; President of The Richard Stockton College of New
                                             Jersey (1983-present); Director of Elizabethtown Gas Corporation.
Hamilton E. James...................   43    Director of FCI and Flagstar; Managing Director of Donaldson, Lufkin & Jenrette
                                             Securities Corporation (investment banking) (1987-present); Senior Vice President and Principal of Donaldson, Lufkin & Jenrette Securities Corporation (1982-1987);
                                             Director of Price/Costco Inc. and County Seat Stores, Inc.
Henry R. Kravis (a).................   50    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of AutoZone, Inc., Duracell International Inc., IDEX Corporation, K-III
                                             Communications Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., RJR
                                             Nabisco Holdings Corp., RJR Nabisco, Inc., Safeway Inc., The Stop & Shop
                                             Companies, Inc., Union Texas Petroleum Holdings, Inc., Walter Industries, Inc.
                                             and American Re Corporation.
Augustus K. Oliver..................   44    Director of FCI and Flagstar; General Partner of Gollust, Tierney and Oliver
                                             (investment banking) (1985-present); Director of Gollust, Tierney and Oliver
                                             International Ltd. (administrative and management services) (1988-present);
                                             Managing Director of Gollust, Tierney and Oliver, Inc. (investment banking)
                                             (1984-present); Partner of Skadden, Arps, Slate, Meagher & Flom (law firm)
                                             (1983-1984).
Paul E. Raether.....................   47    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of Duracell International, Inc., Fred Meyer, Inc., IDEX Corporation, RJR Nabisco
                                             Holdings Corp., RJR Nabisco, Inc., The Stop & Shop Companies, Inc. and Walter
                                             Industries, Inc.
Jerome J. Richardson................   57    Chairman of FCI and Flagstar (1992-present); Chief Executive Officer and Director of FCI (1989-present); President of FCI (1989-1992); Chief Executive Officer of
                                             Flagstar (1989-present); Director of Flagstar (1980-present); President of
                                             Flagstar (1987-1992); Chairman of Denny's (1989-present); President and Chief
                                             Executive Officer of Canteen (1989-present); Chairman of Flagstar Systems, Inc.
                                             (1990-present); President and Chief Executive Officer of Flagstar Systems, Inc.
                                             (1989-present); President and Chief Executive Officer of Denny's (1988); Senior
                                             Vice President of Flagstar (1986-1987); President of Spartan Food Systems,
                                             division of Flagstar (1986-1989); President of Flagstar Systems, Inc.
                                             (1962-1986); Director of Isotechnologies, Inc., NCAA Foundation and Sonat Inc.;
                                             Member of the Board of Visitors, Duke University Medical Center.
Clifton S. Robbins..................   36    Director of FCI and Flagstar; Executive of KKR and a Limited Partner of KKR
                                             Associates; Director of IDEX Corporation, RJR Nabisco Holdings Corp., RJR
                                             Nabisco, Inc. and The Stop & Shop Companies, Inc.
George R. Roberts (a)...............   50    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of AutoZone, Inc., Duracell International Inc., IDEX Corporation, K-III
                                             Communications Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Red
                                             Lion Properties, Inc., RJR Nabisco, Inc., RJR Nabisco Holdings Corp., Safeway
                                             Inc., The Stop & Shop Companies, Inc., Union Texas Petroleum Holdings, Inc.,
                                             Walter Industries, Inc. and American Re Corporation.

NAME                                   AGE   PRINCIPAL OCCUPATION
L. Edwin Smart......................   70    Director of FCI and Flagstar; Counsel, Hughes, Hubbard & Reed (law firm which performed services for the Company in 1993) (1989-present); Chairman of the Board and Chief Executive Officer of Flagstar (1986-1987); Chairman of the Board and
                                             Chief Executive Officer of Transworld (1978-1986); Chairman of the Board of TWA
                                             (1977-1985); Chief Executive Officer of TWA (1977-1979); Vice Chairman of TWA
                                             (1976-1977); Senior Vice President of TWA (1967-1975); Director of The
                                             Continental Corporation and Sonat Inc.
Michael T. Tokarz...................   44    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of Homes Holdings Corporation, IDEX Corporation, K-III Communications
                                             Corporation, RJR Nabisco, Inc., RJR Nabisco Holdings Corp., Safeway Inc. and
                                             Walter Industries, Inc.

(a) Messrs. Kravis and Roberts are first cousins.
     In connection with the Recapitalization, FCI and Flagstar agreed that their respective Boards of Directors would be expanded to eleven members and that a majority of each such board will consist of persons designated by affiliates of KKR. For additional information concerning agreements regarding the composition of the Board of Directors, see Item 12. Security Ownership of Certain Beneficial Owners and Management -- The Stockholder's Agreement.
EXECUTIVE OFFICERS OF FLAGSTAR
     The following table sets forth information with respect to the executive officers of Flagstar (other than as identified above).

NAME                                   AGE   PRINCIPAL OCCUPATION
H. Stephen McManus (a)..............   51    Executive Vice President, Restaurant Operations of Flagstar (1991-present);
                                             Senior Vice President of Flagstar (1989-1991); Chief Operating Officer of
                                             Hardee's (1990-1991); Senior Vice President of Flagstar Systems, Inc. (1990-
                                             1991); Vice President of Operations of Spartan Food Systems, division of Flagstar
                                             (1986-1989); Vice President of Operations of Flagstar Systems, Inc. (1984-1986).
A. Ray Biggs........................   52    Senior Vice President and Chief Financial Officer of Flagstar and Vice President
                                             and Chief Financial Officer of FCI (1992-present); Partner, Deloitte & Touche
                                             (accounting firm which served as independent auditors for the Company in 1993)
                                             (1978-1992).
Gregory M. Buckley..................   40    Senior Vice President of Flagstar and Chief Operating Officer of Quincy's
                                             (1993-present); Vice President, Central Division of Pizza Hut (1990-1993);
                                             President, Southeast Division of Progressive Corp. (1986-1990).
Jerry A. Houck......................   51    Senior Vice President, Construction and Real Estate of Flagstar (1990-present);
                                             Vice President of Construction and Real Estate of Flagstar Systems, Inc.
                                             (1988-1990); Vice President of Construction of Flagstar Systems, Inc.
                                             (1987-1988); Director of New Construction for Flagstar Systems, Inc. (1976-1987).
James R. Kibler.....................   39    Senior Vice President of Flagstar and Chief Operating Officer of Hardee's
                                             (1991-present); Senior Vice President of Flagstar Systems, Inc. (1991-present);
                                             Vice President of Operations -- Denny's West Coast (1989-1991); Division Leader
                                             for Hardee's (1989); Region Leader for Hardee's (1979-1989).
Samuel H. Maw (a)...................   60    Senior Vice President, Product Development and Distribution of Flagstar
                                             (1990-present); Chief Operating Officer of Canteen Corporation (1993-present);
                                             Senior Vice President of Flagstar (1989); President and Chief Executive Officer
                                             of Denny's (1988-1990); Senior Vice President of Spartan Food Systems, division of Flagstar (1987-1988); Vice President of Research and Development of Flagstar
                                             Systems, Inc. (1974-1986); Director of Isotechnologies, Inc.
Edna K. Morris......................   42    Senior Vice President, Human Resources of Flagstar (1993-present); Vice
                                             President, Education and Development of Flagstar (1992-1993); Senior Vice
                                             President/Human Resources of Hardee's Food Systems, Inc. (1987-1992); Director of
                                             Employee Relations of Hardee's Food Systems, Inc. (1987); Personnel Manager,
                                             Consolidated Diesel Company, a joint venture between J. I. Case and Cummins
                                             Engine Company (1981-1987); Personnel Manager, Manufacturing of Hardee's Food
                                             Systems, Inc. (1980-1981).

NAME                                   AGE   PRINCIPAL OCCUPATION
Raymond J. Perry....................   52    Senior Vice President of Flagstar and Chief Operating Officer of El Pollo Loco
                                             (1993-present); President of Kelly's Coffee & Fudge Factory (1991-1993);
                                             Executive Vice President of Carl's Jr. Restaurants (1989-1991); Group Vice
                                             President of Carl's Jr. Restaurants (1988-1989); Vice President of Operations of
                                             Carl's Jr. Restaurants (1986-1988).
C. Ronald Petty.....................   49    Senior Vice President of Flagstar and Chief Operating Officer of Denny's
                                             (1993-present); Independent Consultant (1992-1993); President and Chief Executive
                                             Officer of Miami Subs Corporation (1990-1992); President and Chief Operating
                                             Officer of Burger King Corporation, US Division (1988-1990); President,
                                             International Division of Burger King Corporation (1986-1988).
Robert L. Wynn, III.................   52    Senior Vice President and General Counsel of Flagstar (1992-present); Vice
                                             President and General Counsel of FCI (1992-present); General Counsel of Denny's
                                             (1991-present); Partner, Holcombe, Bomar, Wynn, Cothran and Gunn (law firm which performed services for the Company in 1993) (1969-1990).
C. Burt Duren.......................   35    Vice President, Tax of Flagstar (1993-present); Treasurer of Flagstar (January
                                             1994-present); Director of Tax of Flagstar (1989-1993); Senior Tax Manager,
                                             Deloitte & Touche (1988-1989).
Norman J. Hill......................   51    Vice President, Field Human Resources of Flagstar (1993-present); Vice President,
                                             Human Resources of Perkins Family Restaurants, L.P. (1986-1993).
Thomas R. Holt......................   37    Vice President, Information Services of Flagstar (1993-present); Director,
                                             Information Services of Flagstar (1991-1993); Director, Management Information
                                             Services of Flagstar Systems, Inc. (1988-1990); Manager, Information Services of
                                             Carpet and Rug Division of Fieldcrest Cannon (1987-1988).
James A. Marshall...................   44    Vice President and Associate General Counsel of Flagstar (1992-present); Director of Asset Management of Hardee's Food Systems, Inc. (1990-1992); Assistant General
                                             Counsel and Assistant Secretary of Hardee's Food Systems, Inc. (1985-1990).
George E. Moseley...................   54    Vice President and Secretary of FCI and Flagstar (1991-present); Associate
                                             General Counsel of FCI and Flagstar (1990-present); General Counsel of Flagstar
                                             Systems, Inc. (1990-present); Vice President, Secretary and General Counsel of
                                             Reeves Brothers, Inc. (manufacturing concern) (1977-1989).
Coleman J. Sullivan.................   44    Vice President, Communications of Flagstar (1990-present); Vice President of
                                             Brown Boxenbaum, Inc. (public relations firm) (1986-1990); Director, Financial
                                             Relations, Transworld (1984-1986).
Stephen W. Wood.....................   35    Vice President, Compensation, Benefits and Employee Information Systems of
                                             Flagstar (1993-present); Senior Director, Compensation, Benefits and Employee
                                             Information Systems of Flagstar (1993); Director, Benefits and Executive
                                             Compensation of Hardee's Food Systems, Inc. (1991-1993); Consultant of Hewitt
                                             Associates (benefit consultants that performed services for the Company in 1993)
                                             (1990); McGuire, Woods, Battle & Boothe (law firm) (1984-1990).
Mark E. Young.......................   36    Vice President and Controller of Flagstar (January 1994-present); Special
                                             Projects Manager, Finance of Flagstar (1993-January 1994); Vice President,
                                             Finance and Treasurer of BET USA Inc. (contract services) (1988-1992); Senior
                                             Manager, Deloitte & Touche (accounting firm which served as independent auditors for the Company in 1993) (1986-1988).

(a) Messrs. Maw and McManus are brothers-in-law.
     See Item 12. Security Ownership of Certain Beneficial Owners and Management for certain additional information concerning directors, executive officers and certain beneficial owners of the Company.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION OF OFFICERS
     Set forth below is information for 1993, 1992 and 1991 with respect to compensation for services to the Company of Jerome J. Richardson, the Chief Executive Officer of the Company, and each of the five most highly compensated executive officers (other than the Chief Executive Officer) of the Company during 1993.
                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION         ALL
                                                                                               AWARDS                OTHER
              NAME AND                            ANNUAL COMPENSATION (1)              SECURITIES UNDERLYING      COMPENSATION
         PRINCIPAL POSITION                YEAR        SALARY($)(2)      BONUS($)          OPTIONS (#)(3)            ($)(4)
Jerome J. Richardson                        1993         $ 824,355             --                    --             $ 13,652
  Chief Executive Officer                   1992         $ 776,804       $750,000               600,000             $ 15,286
  of Flagstar                               1991         $ 641,663       $500,000                    --             $ 16,739
A. Ray Biggs                                1993         $ 198,132             --                60,000                   --
  Senior Vice President                     1992         $ 166,468       $104,500                 6,000(5)                --
  and Chief Financial                       1991                --             --                    --                   --
  Officer of Flagstar
David F. Hurwitt                            1993         $ 230,664             --                35,000(6)                --
  Formerly Senior Vice                      1992         $ 179,347       $103,125                 7,200(5)                --
  President, Marketing                      1991                --             --                    --                   --
  of Flagstar
Samuel H. Maw                               1993         $ 280,861             --                80,000                   --
  Senior Vice President,                    1992         $ 273,024       $124,888                    --                   --
  Product Development                       1991         $ 245,361       $ 66,300                    --                   --
  and Distribution of Flagstar and
  Chief Operating Officer of Canteen
  Corporation
H. Stephen McManus                          1993         $ 238,495             --                80,000                   --
  Executive Vice President,                 1992         $ 215,271       $104,545                    --                   --
  Restaurant Operations                     1991         $ 173,687       $ 57,400                    --                   --
  of Flagstar
Alan R. Plassche                            1993         $ 201,773             --                      (6)                --
  Formerly Senior Vice                      1992         $ 124,705       $ 67,035                    --                   --
  President of Flagstar and                 1991                --             --                    --                   --
  Chief Operating Officer
  of Canteen Corporation

(1) The amounts shown for each named executive officer exclude perquisites and other personal benefits that did not exceed, in the aggregate, the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for any year included in this table.
(2) The amounts shown for 1993 include accruals of $62,082, $26,823 and $9,027 for Messrs. Richardson, Maw and McManus, respectively, under a supplemental executive retirement plan. The amounts shown for 1992 include accruals of $58,053, $30,119 and $11,920 for Messrs. Richardson, Maw and McManus, respectively, under the same plan, while the amounts shown for 1991 include accruals of $34,421, $25,220 and $5,966 for Messrs. Richardson, Maw and McManus, respectively.
(3) For additional information concerning the grant of options in 1993, see Item
    11. Executive Compensation -- Stock Options below. Options to purchase common stock of FCI, $.50 par value per share (the "Common Stock"), were granted to Mr. Richardson on December 15, 1992 pursuant to the 1989 Non-Qualified Stock Option Plan of FCI, as adopted December 1, 1989 and thereafter amended (the "1989 Option Plan"), and his employment agreement dated as of August 11, 1992, upon the termination of his prior option to purchase 160,000 shares of Common Stock. Such options become exercisable at the rate of 20% per year beginning on November 16, 1993, conditioned upon his continued employment with the Company. Pursuant to Mr. Richardson's employment agreement, all shares of Common Stock that Mr. Richardson acquires upon any exercise of such options shall be subject to the Richardson Shareholder Agreement (as defined herein). See Item 11. Executive Compensation -- Employment Agreements -- Richardson Employment Agreement and
    Item 12. Security Ownership of Certain Beneficial Owners and Management -- Richardson Shareholder Agreement for additional information.
(4) The amounts shown for Mr. Richardson are all split-dollar insurance premium payments paid by the Company for the years indicated.
(5) Options granted in 1992 to Messrs. Biggs and Hurwitt were canceled in 1993 in connection with the issuance of new options having a lower exercise price. For additional information, see Item 11. Executive
    Compensation -- Stock Options.
(6) All options granted to Mr. Hurwitt in 1993 were terminated upon termination of his employment with the Company as of March 31, 1994. Mr. Plassche received options to purchase 80,000 shares of Common Stock in 1993. Such options were terminated, however, upon termination of his employment with the Company as of November 15, 1993.
STOCK OPTIONS
     Set forth below is information with respect to individual grants of stock options with respect to the Common Stock made during 1993 to Messrs. Biggs, Hurwitt, Maw, McManus and Plassche. No stock options were granted in 1993 to Mr. Richardson.
                             OPTION GRANTS IN 1993

INDIVIDUAL GRANTS                                                                                             POTENTIAL
                                           NUMBER OF          % OF                                         REALIZABLE VALUE
                                           SECURITIES        TOTAL                                        AT ASSUMED ANNUAL
                                           UNDERLYING       OPTIONS       EXERCISE                          RATES OF STOCK
                                            OPTIONS        GRANTED TO     OR BASE                         PRICE APPRECIATION
                                            GRANTED       EMPLOYEES IN     PRICE      EXPIRATION           FOR OPTION TERM
NAME                                         (#)(1)           1993         ($/SH)        DATE        5% ($)          10% ($)
A. Ray Biggs                                  60,000           2.4%        $11.25      06-29-03     $425,250        $1,073,250
David F. Hurwitt                              35,000           1.4%        $11.25      06-29-03     $248,063        $  626,063
Samuel H. Maw                                 80,000           3.2%        $11.25      06-29-03     $567,000        $1,431,000
H. Stephen McManus                            80,000           3.2%        $11.25      06-29-03     $567,000        $1,431,000
Alan R. Plassche                              80,000           3.2%        $11.25      06-29-03     $567,000        $1,431,000

(1) Such options were granted on June 29, 1993 pursuant to the 1989 Option Plan. The exercise price for such options was established at the market price for the Common Stock at the date of grant. Such grant was effected in conjunction with, in the case of Messrs. Biggs, Hurwitt, Maw and McManus, the termination of prior options to purchase 6,000, 7,200, 8,400 and 7,200 shares, respectively. Such options are exercisable at the rate of 40% as of June 29, 1995 and 20% per year thereafter, conditioned upon continued employment with the Company. Under the 1989 Option Plan, the exercise price of shares of Common Stock purchased upon the exercise of an option may be paid in cash or by surrender of other shares of Common Stock having a fair market value on the date of exercise equal to such exercise price, or in a combination of cash and such shares. Upon termination of employment of a holder, all of such holder's options not then exercisable expire and terminate, but all of such holder's exercisable options generally remain exercisable for one year; PROVIDED that, if such termination is voluntary or without cause, such holder's exercisable options remain exercisable for sixty days, and PROVIDED FURTHER that if such termination is for cause, such exercisable options shall expire and terminate as of the date of termination. Mr. Hurwitt's and Mr. Plassche's options were later terminated in connection with the termination of their employment with the Company.

     The following table sets forth information with respect to the 1993 year-end values of unexercised options, all of which were granted by the Company pursuant to the 1989 Option Plan, held by Jerome J. Richardson, the Chief Executive Officer of the Company, and each of the other persons named in the Summary Compensation Table above:
                    AGGREGATED OPTION EXERCISES IN 1993 AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                  NUMBER OF
                                                                                                  SECURITIES          VALUE OF
                                                                                                  UNDERLYING         UNEXERCISED
                                                                                                 UNEXERCISED        IN-THE-MONEY
                                                                                                  OPTIONS AT         OPTIONS AT
                                                                                                    FISCAL             FISCAL
                                                                                                 YEAR-END (#)       YEAR-END ($)
                                                                                                 EXERCISABLE/       EXERCISABLE/
NAME                                                                                            UNEXERCISABLE       UNEXERCISABLE
Jerome J. Richardson.......................................................................      120,000/480,000        -- / --
A. Ray Biggs...............................................................................           -- /60,000        -- / --
David F. Hurwitt...........................................................................           -- /35,000        -- / --
Samuel H. Maw..............................................................................           -- /80,000        -- / --
H. Stephen McManus.........................................................................           -- /80,000        -- / --
Alan R. Plassche...........................................................................              -- / --        -- / --

No options held by the foregoing officers were exercised in 1993.
RETIREMENT PLANS
     Separate retirement plans are maintained by Flagstar subsidiaries, Canteen Corporation and Flagstar Systems, Inc. Each plan is described below.
     The following table shows the estimated annual benefits for a single life annuity that could be payable under the Canteen Retirement Plan (as defined) and Flagstar Retirement Plan (as defined), each as amended, upon a person's normal retirement at age 65 if that person were in one of the following classifications of assumed compensation and years of credited service:

                      AVERAGE ANNUAL                                                YEARS OF SERVICE
           REMUNERATION OVER A FIVE-YEAR PERIOD                  15           20           25           30           35
$ 200,000..................................................   $ 43,410     $ 57,881     $ 72,351     $ 86,821     $100,000
   250,000.................................................     54,660       72,881       91,101      109,321      125,000
   300,000.................................................     65,910       87,881      109,851      131,821      150,000
   350,000.................................................     77,160      102,881      128,601      154,321      175,000
   400,000.................................................     88,410      117,881      147,351      176,821      200,000
   500,000.................................................    110,910      147,881      184,851      221,821      250,000
   600,000.................................................    133,410      177,881      222,351      266,821      300,000
   700,000.................................................    155,910      207,881      259,851      311,821      350,000
   800,000.................................................    178,410      237,881      297,351      356,821      400,000
   900,000.................................................    200,910      267,881      334,851      401,821      450,000
 1,000,000.................................................    223,410      297,881      372,351      446,821      500,000
 1,200,000.................................................    268,410      357,881      447,351      536,821      600,000
 1,400,000.................................................    313,410      417,881      522,351      626,821      700,000
 1,600,000.................................................    358,410      477,881      597,351      716,821      800,000

     The Canteen Corporation Retirement Plan for Salaried Employees (the "Canteen Retirement Plan") is noncontributory and covers salaried employees of the Company's Canteen operations (and its predecessors) and certain of Canteen's subsidiaries other than "highly compensated employees" as defined in the Internal Revenue Code of 1986, as amended (the "Code"). Highly compensated employees were excluded from future service accruals effective January 1, 1989.
     A participant's annual benefit under the Canteen Retirement Plan at normal retirement age is calculated by multiplying the number of years of participation in the Canteen Retirement Plan (not to exceed 35 years) by the sum of one percent of the average Compensation (as defined below) paid during 60 consecutive calendar months chosen to produce the highest average ("Average Compensation" for purposes of this paragraph) plus an additional one-half of one percent of the Average Compensation in excess of the average Social Security wage base. Benefits payable cannot exceed 50% of

Average Compensation. Plan benefits are normally in the form of a life annuity or, if the retiree is married, a joint and survivor annuity. An employee becomes a participant as of any January 1 following the later of the date of employment or the attainment of age twenty and one-half. "Compensation" for purposes of this paragraph consists of all remuneration paid by the employer to the employee for services rendered as reported or reportable on Form W-2 for federal income tax withholding purposes (including the amount of any 1992 year-end bonus paid in 1993), excluding severance pay, pay during layoff, relocation allowance, cost of living differentials, special overseas premiums, compensation resulting from participation in, or cancellation of, stock option plans, contributions by the employer to the Canteen Retirement Plan or any other benefit plan and imputed income resulting from the use of the corporate aircraft or company cars. Except for limited purposes described in the plan, Compensation also shall include any deferred compensation under a Section 401(k) plan maintained by the employer and salary reduction amounts under a Section 125 plan maintained by the employer. The funding of the Canteen Retirement Plan is based upon actuarial determinations.
     Ancillary to the Canteen Retirement Plan is a nonqualified plan for key executive employees to provide future service benefits and benefits in excess of the annual maximum benefits limit under the Code to highly compensated employees. "Compensation" and "Average Compensation" are defined in this ancillary plan the same way they are defined in the Canteen Retirement Plan. The supplemental executive retirement plan provides additional benefits to certain key executives. Benefits payable under the ancillary plan are included in the table above.
     The Flagstar Pension Plan (the "Flagstar Retirement Plan"), which is noncontributory, generally covers all employees of Flagstar and its subsidiaries (other than its Canteen and Denny's subsidiaries) who have attained the age of 21 and who have completed twelve consecutive months of service. There are two entry dates per year for new employees, January 1 and July 1. As a result of a plan amendment effective January 1, 1989, a participant's annual retirement benefit under the Flagstar Retirement Plan at normal retirement age is calculated by multiplying the number of years of participation in the Flagstar Retirement Plan (not to exceed 35 years) by the sum of one percent of the average Compensation (as defined below) paid during 60 consecutive calendar months chosen to produce the highest average ("Average Compensation" for the purposes of this paragraph) plus an additional one-half of one percent of the Average Compensation in excess of the average Social Security wage base. Benefits payable cannot exceed 50% of the Average Compensation. Plan benefits are normally in the form of a life annuity or, if the retiree is married, a joint and survivor annuity. "Compensation" for the purposes of this paragraph consists of all remuneration paid by the employer to the employee for services rendered as reported or reportable on Form W-2 for federal income tax withholding purposes (including the amount of any 1992 year-end bonus paid in 1993), excluding severance pay, pay during layoff, relocation allowance, cost of living differentials, special overseas premiums, compensation resulting from participation in, or cancellation of, stock option plans, contributions by the employer to the Flagstar Retirement Plan or any other benefit plan and imputed income resulting from the use of the corporate aircraft or company cars. Except for limited purposes described in the plan, Compensation also shall include any deferred compensation under a Section 401(k) plan maintained by the employer and salary reduction amounts under a Section 125 plan maintained by the employer. The funding of the Flagstar Retirement Plan is based on actuarial determinations.
     Ancillary to the Flagstar Retirement Plan is a nonqualified plan for key executive employees to provide future service benefits and benefits in excess of the annual maximum benefits limit under the Code to certain key employees. "Compensation" and "Average Compensation" are defined in this ancillary plan the same way they are defined in the Flagstar Retirement Plan. A supplemental executive retirement plan provides additional benefits to certain key executives. Benefits payable under the ancillary plan are included in the table above.
     The annual limit for both qualified plans for 1993 was $115,641, except that, for those plan participants whose accrued benefits exceeded $90,000 prior to January 1, 1983, the annual limit is equal to the 1982 accrued benefit. All benefits under the nonqualified plans are paid out of the general funds of the employer.
     Except for the addition of 1992 bonuses paid in 1993, the Compensation included under the Canteen and Flagstar Retirement Plans (including the ancillary nonqualified plans) generally corresponds with the annual compensation of the named executive officers in the Summary Compensation Table above. Includable Compensation for 1993 for Messrs. Richardson, Biggs and Hurwitt was $1,016,323, $220,199 and $286,721, respectively.
     As of December 31, 1993, the estimated credited years of service under the Flagstar Retirement Plan for Messrs. Richardson, Biggs, Hurwitt, Maw and McManus at normal retirement age was 40, 14, 11, 29 and 36, respectively.
     The early retirement provisions of the Canteen and Flagstar Retirement Plans were amended effective January 1, 1989 to provide an improved benefit for long service employees. Employees with age and service equalling or exceeding 85 and who are within five years of the Social Security normal retirement age will receive no reduction of accrued benefits. Employees who are at least 55 years of age with 15 years of service will receive a reduction of three percent in accrued benefits for the first five years prior to normal retirement date and six percent for the next five years. Accrued benefits for employees retiring with less than 15 years of service will be actuarially reduced beginning at age
55. Vesting of retirement benefits was also changed to comply with the law from ten-year cliff vesting at Canteen and 12-year graduating vesting at Flagstar to five-year cliff vesting for both plans.
FLAGSTAR THRIFT PLAN
     The Flagstar Thrift Plan (the "Thrift Plan") is designed to encourage and facilitate systematic savings by eligible employees. The Thrift Plan is available to salaried employees who are not governed by a collective bargaining agreement and who are employed by Flagstar or any subsidiary that adopts the Thrift Plan with the consent of the Board of Directors. Participation in the Thrift Plan is voluntary. The Thrift Plan may be amended by the Board of Directors from time to time, but such amendments may not diminish the securities or cash in the account of a participant.
     A participant in the Thrift Plan generally may choose either of two options for contributions: an after-tax option or a pre-tax option. An employee may not make both after-tax and pre-tax contributions in the same month.
     A salaried employee is eligible to participate in the Thrift Plan if the employee (i) has attained 21 years of age, (ii) has completed one year of service (as defined) and (iii) is not subject to a collective bargaining agreement. Under the after-tax option, each participant specifies a percentage of compensation (as defined in the Thrift Plan) to be contributed to the Thrift Plan, which contribution is made by payroll deduction. No participant may contribute more than 10% of annual compensation. Flagstar contributes a matching amount equivalent to 25% of the participant's monthly contribution, subject to certain statutory limits. Contributions of the participants and Flagstar are invested in investment vehicles designated by the plan administrator. A participant is able to withdraw certain eligible contributions once per calendar year or at early retirement age, upon normal retirement, upon termination of employment, upon disability or at death.
     Under the pre-tax option, an eligible employee may make a contribution to the Thrift Plan on a pre-tax basis, pursuant to Section 401(k) of the Code, by deferring up to 10% of such employee's compensation (as defined in the Thrift
Plan) but not more than $8,994 (for 1993, the amount being indexed annually) per year, which is then contributed by Flagstar to the Thrift Plan. Flagstar currently matches 25% of the employee pre-tax contribution up to 6% of the employee's compensation (as defined in the Thrift Plan) plus 75% of the first $500 of employee pre-tax contributions. Contributions are invested in investment vehicles designated by the plan administrator. Flagstar's matching contributions are invested pursuant to participants' investment directions for their pre-tax and after-tax contributions. A participant is able to withdraw pre-tax matching contributions (and earnings thereon) once per quarter, provided such contributions were made prior to January 1, 1988. A participant may withdraw his own pre-tax contributions (including earnings thereon through December 31, 1988) upon the showing of an immediate and substantial financial hardship as defined in the plan. Upon the attainment of age 59 1/2, as well as upon the occurrence of retirement, death, disability or termination of service, a participant generally may withdraw all contributions and earnings thereon. Flagstar's contributions vest upon contribution.
     Effective June 14, 1990, Common Stock again became an optional investment vehicle under the Thrift Plan. Participants may direct the investment of up to 25% of their own contributions and the matching contributions in Common Stock. Participants also may transfer amounts from other investment vehicles into Common Stock. In no event, however, may a participant transfer amounts into Common Stock that would result in the ownership of Common Stock exceeding 25% of the participant's total interest in the Thrift Plan.
     On October 26, 1988, the Board of Directors approved certain amendments to the Thrift Plan. These amendments were necessitated by changes in the federal tax laws and became effective on January 1, 1989. As a result of the amendments, highly compensated employees, as defined by the Code and the regulations thereunder and including the executive officers of Flagstar, are no longer eligible to make pre-tax or after-tax contributions to the Thrift Plan. In lieu of this benefit, such employees received certain salary increases.
     Under the Thrift Plan, shares of the Common Stock attributable to participating employees' contributions and contributions by Flagstar will be voted by the plan trustee in accordance with the employee's instructions and, absent such instructions, in the trustee's discretion.
EMPLOYMENT AGREEMENTS
     RICHARDSON EMPLOYMENT AGREEMENT
     Concurrently with the execution of a Stock and Warrant Purchase Agreement dated August 11, 1992 by and between TW Associates and FCI (the "Purchase Agreement"), Mr. Richardson and Flagstar entered into an employment agreement (the "Employment Agreement"), which took effect on November 16, 1992, and which provides that Flagstar will employ Mr. Richardson as Chief Executive Officer and Chairman of the Board of Flagstar until November 16, 1997 or his earlier death or termination of employment by reason of permanent disability, voluntary termination of employment or involuntary termination for cause (as defined). The Employment Agreement prohibits Mr. Richardson from soliciting employees of Flagstar or its affiliates and from engaging in certain competitive activities generally during his term of employment and for a period of three years after termination of employment. The Employment Agreement further prohibits Mr. Richardson from using or disclosing certain "confidential" or "proprietary" information for purposes other than carrying out his duties with the Company.
     Under the Employment Agreement, Mr. Richardson is entitled to receive (i) an annual base salary at the rate of $750,000 per year from November 16, 1992 through December 31, 1993 and at a rate determined by the Compensation and Stock Option Committee of Flagstar's Board of Directors annually thereafter, (ii) an annual performance bonus targeted to equal his base salary if Flagstar and Mr. Richardson achieve budgeted financial and other performance targets, to be established annually by the Compensation and Stock Option Committee, and (iii) subject to the termination of the ten-year option that Mr. Richardson received from FCI in 1989 to purchase 160,000 shares of Common Stock at $20.00 per share (the "Prior Option") (and provided that he continues to be employed by the Company unless his employment is terminated as a result of a "Termination Without Cause" (as defined therein)), the grant of a new option or options to purchase 600,000 shares of Common Stock, to be exercisable at the rate of 20% per year beginning on November 16, 1993 and subject to exercise prices of $15.00 per share for 100,000 shares and $17.50 per share for 500,000 shares. In December 1992, Mr. Richardson terminated his Prior Option and was granted such options to purchase 600,000 shares of Common Stock. The Employment Agreement also entitles Mr. Richardson to participate in all of the Company's benefit plans. As a condition to Mr. Richardson entering into the Employment Agreement which extends his term of employment with Flagstar for an additional three years, FCI advanced funds (the "Richardson Loan") to refinance approximately $13,900,000 outstanding principal and certain interest due on a 1989 loan from NationsBank of North Carolina, N.A. to Mr. Richardson. Mr. Richardson used the proceeds of the 1989 loan to finance his purchase of approximately 800,000 shares of Common Stock. For additional information concerning the Richardson Loan, see Item 13. Certain Relationships and Related Transactions.
     In the event of Mr. Richardson's termination of employment during the term of the Employment Agreement, Flagstar is required to make payments as follows based upon the cause of termination of employment: (i) if by reason of death, Mr. Richardson's surviving spouse is entitled to be paid an amount equal to Mr. Richardson's base salary for a one-year period after his death; (ii) if by reason of permanent disability, Mr. Richardson is entitled to be paid one-half of his base salary and annual bonus for a period of two years after termination of employment; and (iii) if by Flagstar other than for "cause," or by Mr. Richardson following a material breach by Flagstar of a material provision of the Employment Agreement (each, a "Termination Without Cause"), Mr. Richardson is entitled to be paid immediately upon such termination a lump sum amount equal to his base salary and bonuses (deemed to be $1,500,000, in the aggregate, per year) and his other benefits for the remaining term of the agreement.
OTHER EMPLOYMENT AGREEMENTS
     Mr. Biggs has in effect a three (3) year employment agreement with Flagstar to serve at the direction of the Chief Executive Officer of Flagstar, subject to earlier termination upon his death or termination of employment by reason of permanent disability, voluntary termination of employment or involuntary termination for cause (as defined). The agreement prohibits Mr. Biggs from soliciting employees of Flagstar or its affiliates and from engaging in certain competitive activities generally during the term of his employment and for a period of one year after termination of employment. The agreement further prohibits Mr. Biggs from using or disclosing certain "confidential" or "proprietary" information for purposes other than carrying out his duties with the Company.
     Under the agreement, Mr. Biggs is entitled to receive (i) an annual base salary at the rate of $190,000 per year (subject to increase in the Company's discretion based on annual reviews and annual cost of living adjustments) and
(ii) an
annual cash bonus determined under the terms of the Company's senior management incentive compensation plan provided certain performance targets are met. The agreement also entitles Mr. Biggs to participate in all of the Company's benefit plans.
     In the event of Mr. Biggs' termination of employment during the term of his employment agreement, Flagstar is required to make payments as follows based upon the cause of termination of employment: (i) if by reason of death, Mr. Biggs' surviving spouse is entitled to be paid an amount equal to Mr. Biggs' base salary for a one-year period after his death, together with accrued but unpaid bonuses then owing to Mr. Biggs; (ii) if by reason of permanent disability, Mr. Biggs is entitled to be paid one-half of his base salary for a period of two years after termination of employment, together with accrued but unpaid bonuses then owing to Mr. Biggs; and (iii) if by Flagstar other than for "cause," Mr. Biggs is entitled to be paid immediately upon such termination a lump sum amount equal to his base salary and bonuses and his other benefits for the remaining term of the agreement.
     Prior to the March 31, 1994 termination of his employment, Mr. Hurwitt was party to an employment agreement having terms and conditions providing his base salary (subject to annual increases in the Company's discretion and certain cost of living adjustments), a potential annual bonus under the Company's senior management incentive plan, and termination and restrictive covenant provisions similar to those for Mr. Biggs. In connection with the termination of Mr. Hurwitt's employment with the Company, Mr. Hurwitt received an amount equal to one year's base salary (consistent with his employment agreement) and an additional severance benefit (consistent with the Company's severance policy). See the Summary Compensation Table above.
COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Messrs. Raether, Robbins and Tokarz served on the Company's Compensation and Stock Option Committee during 1993. Mr. Smart served on the former Compensation Committee until September 1993. Mr. Smart formerly served as an officer of Flagstar. He is currently counsel to Hughes, Hubbard & Reed, a law firm which performed services for the Company in 1993. Messrs. Tokarz and Robbins serve as officers of certain subsidiaries of the Company. Messrs. Raether and Tokarz are general partners and Mr. Robbins is an executive of KKR. In 1993, KKR received an annual financial advisory fee of $1,250,000.
     Pursuant to the Purchase Agreement, Associates has agreed that it will not, directly or indirectly, sell, assign, pledge, hypothecate or otherwise transfer any of the shares of Common Stock acquired under the Purchase Agreement or the Common Stock issuable upon exercise of the Warrants (as defined herein) prior to December 31, 1994 (or such later date as is specified in the Purchase Agreement) except (i) in connection with a sale of or acceptance of an offer to purchase 90% or more of the outstanding shares of Common Stock, (ii) in connection with a merger or other similar extraordinary corporate transaction which results in a change of control of FCI and involves an entity which immediately prior thereto is not an affiliate of TW Associates or KKR Partners II, any partner thereof or FCI, or (iii) to certain affiliates of Associates or any partner thereof.
     The Purchase Agreement further provides that, until November 16, 1995, FCI shall maintain in full force and effect its existing directors' and officers' liability insurance policy with respect to events occurring prior to November 16, 1992 (or, if such insurance is not available at a reasonable cost, as much such insurance as is available to it at a reasonable cost). FCI and its subsidiaries will maintain in effect the provisions in their respective charters and bylaws which provide for indemnification of FCI's and its subsidiaries' officers and directors with respect to events occurring prior to November 16, 1992. Associates also agreed not to engage in a Rule 13e-3 Transaction (as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended) prior to March 31, 1995 without the approval of a majority of the disinterested directors of FCI and a fairness opinion from an investment banking firm selected by such directors.
     Pursuant to the Purchase Agreement, FCI has agreed to indemnify and hold harmless Associates and its affiliates, directors, officers, advisors, agents and employees to the fullest extent lawful, from and against any and all losses, damages, claims, liabilities and actions arising out of or in connection with the Recapitalization and all expenses of investigating, preparing or defending any such claim or action (including reasonable legal fees and expenses); PROVIDED, however, that nothing contained in such indemnification provision is to be construed as a guarantee by FCI with respect to the value of the shares of Common Stock acquired under the Purchase Agreement or indemnification of Associates against any diminution in value thereof which may occur; and PROVIDED, FURTHER, that no indemnified party will be entitled to indemnification by FCI with respect to any of the foregoing arising solely from the bad faith or gross negligence (as finally determined by a court of competent jurisdiction) of such indemnified party or any of the affiliates, directors, officers, agents or employees of such indemnified party.
     See Item 12. Security Ownership of Certain Beneficial Owners and Management for additional information concerning other agreements among Associates, Gollust, Tierney & Oliver ("GTO"), DLJ Capital Corporation ("DLJ Capital"), Mr. Richardson and FCI.
COMPENSATION OF DIRECTORS
     Directors of the Company other than Mr. Richardson are entitled to an annual retainer of $40,000. Directors are also reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Currently, 100% of Flagstar's outstanding common stock, $.01 par value per share, is owned by FCI. The following table sets forth, as of March 31, 1994, the beneficial ownership of the Common Stock (and thereby proportionate beneficial ownership of Flagstar) by each stockholder known by the Company to own more than 5% of the outstanding shares, by each director of FCI, by each officer of the Company included in the Summary Compensation Table in Item 11. Executive Compensation above, and by all directors and executive officers of and Flagstar as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The number of FCI shares and options indicated herein (including shares issuable upon the exercise of stock options), as well as corresponding option exercise and market prices, have been adjusted to give effect to the five-for-one reverse stock split of the Common Stock effected by FCI as of June 16, 1993.

                                                                                                                  PERCENTAGE
                                                                                     AMOUNT AND NATURE OF         OF COMMON
                                 BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP           STOCK
KKR Associates
  (and related entities)
  9 West 57th Street
  New York, NY 10019 (1)...........................................................          19,999,999(2)           47.20%
Gollust, Tierney and Oliver
  (and related entities)
  500 Park Avenue
  New York, NY 10022 (3)...........................................................          11,251,052              26.55%
DLJ Capital Corporation
  (and related entities)
  140 Broadway
  New York, NY 10005...............................................................           3,041,562               7.18%
Michael Chu........................................................................                  --                 --
Vera King Farris...................................................................                 100                  *
Hamilton E. James..................................................................              34,187(4)               *
Henry R. Kravis (1)................................................................                  --                 --
Augustus K. Oliver (3).............................................................                  --                 --
Paul E. Raether (1)................................................................                  --                 --
Jerome J. Richardson...............................................................             938,164(5)(6)         2.21%
Clifton S. Robbins.................................................................                  --                 --
George R. Roberts (1)..............................................................                  --                 --
L. Edwin Smart.....................................................................              12,066(4)(7)            *
Michael T. Tokarz (1)..............................................................                  --                 --
A. Ray Biggs.......................................................................                  --                 --
David F. Hurwitt...................................................................                  60                  *
Samuel H. Maw......................................................................              22,092(5)               *
H. Stephen McManus.................................................................              17,661(5)               *
Alan R. Plassche...................................................................                  --                 --
All directors and executive officers as a group (29 persons).......................           1,059,908(5)(8)         2.50%

* Less than one percent.

(1) Shares shown as owned by KKR Associates are owned of record by TW Associates (19,913,333 shares) and KKR Partners II (86,666 shares). KKR Associates is the sole general partner and possesses sole voting and investment power as to each of TW Associates and KKR Partners II. Messrs. Kravis, Raether, Roberts and Tokarz (directors of FCI and Flagstar) and Messrs. Robert J. MacDonnell, Michael W. Michelson and Saul A. Fox, as the general partners of KKR Associates, may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates. Such persons disclaim beneficial ownership of such shares.
(2) Excludes 15,000,000 shares of Common Stock underlying warrants (the "Warrants"), which become exercisable in 1995, acquired by TW Associates (14,935,000 shares) and KKR Partners II (65,000 shares) under the Purchase Agreement. The Warrants were issued pursuant to the Warrant Agreement dated November 16, 1992 by and between FCI and Associates (the "Warrant Agreement"). Each Warrant entitles the holder thereof to purchase one fully paid and nonassessable share of Common Stock at an initial exercise price (the "Exercise Price") of $17.50, subject to adjustment from time to time upon the occurrence of certain events. Any or all of the Warrants may be exercised at any time after December 31, 1994 (or the date to which such date may be extended in accordance with certain provisions of the Stockholders' Agreement (as defined herein) or March 31, 1995 if GTO has complied with its obligations thereunder to sell specified amounts of its Common Stock) (the "Warrant Effectiveness Date") and until November 16, 2000. Notwithstanding the foregoing, in the event (a) a sale of or acceptance of an offer to purchase 90% or more of the outstanding shares of Common Stock, or (b) a merger or other similar extraordinary corporate transaction involving an entity which immediately prior thereto is not an affiliate of Associates or any partner thereof or of FCI which modifies the outstanding Common Stock and which results in a change of control of FCI occurs on or prior to the Warrant Effectiveness Date, each Warrant will become exercisable immediately prior to such sale or acceptance or consummation of such transaction.
(3) The Saurer Group Investments Ltd., North Atlantic Continental Capital Ltd. and The Common Fund (who are parties to certain investment management arrangements with GTO) own, respectively, 403,014, 301,358 and 1,872,540 of the shares listed. GTO disclaims beneficial ownership of such shares. GTO and related entities own the balance of the shares listed. Mr. Oliver is a general partner of GTO and as such may be deemed to share beneficial ownership of the shares owned by GTO. Mr. Oliver disclaims beneficial ownership of such shares.
(4) Excludes shares underlying options that are not currently exercisable, but includes 7,500 shares that each of Messrs. James and Smart has a right to acquire upon the exercise of currently exercisable options granted by the Company in 1990. Mr. James also has a limited investment in GTO or related entities, or both. Shares listed for Mr. James exclude shares held by DLJ Capital.
(5) Includes shares held by the trustee of the Thrift Plan as of January 31, 1994 for the individual accounts of employee participants. Under the Thrift Plan, shares attributable to participating employees' contributions and Company contributions are voted by the trustee in accordance with the employees' instructions, while shares as to which no instructions are received are voted by the trustee in its discretion. Of shares held in the Thrift Plan for the accounts of directors and executive officers of FCI and Flagstar, approximately 3,364, 222 and 1,596 are credited to the accounts of Messrs. Richardson, Maw and McManus, respectively, and 6,808 are credited to the accounts of all directors and executive officers as a group.
(6) Includes 120,000 shares that Mr. Richardson has the right to acquire upon the exercise of currently exercisable options under the 1989 Option Plan.
(7) Includes 4,166 shares that Mr. Smart has the right to acquire upon conversion of the 10% Debentures.
(8) Excludes shares owned by KKR Associates through TW Associates and KKR Partners II, as set forth above. Messrs. Kravis, Raether, Roberts and Tokarz are general partners of KKR Associates, the sole general partner of TW Associates and KKR Partners II. They also are directors of FCI and Flagstar. Each of Messrs. Kravis, Raether, Roberts and Tokarz disclaims beneficial ownership of those shares listed above as owned by KKR Associates. Also excludes shares held by GTO and related entities, as set forth above. Mr. Oliver is a general partner of GTO and also is a director of FCI and Flagstar. Mr. Oliver disclaims beneficial ownership of those shares listed above as owned by GTO and related entities.
     THE STOCKHOLDERS' AGREEMENT. Concurrently with the execution of the Purchase Agreement, GTO and certain of its affiliates (collectively, the "GTO Group"), DLJ Capital, Mr. Richardson, TW Associates (the "Stockholder Parties") and FCI entered into an agreement (the "Stockholders' Agreement") pursuant to which the Stockholder Parties have agreed not to transfer or sell shares of Common Stock held by them prior to December 31, 1994 (or, in certain circumstances, March 31, 1995), except in connection with the sale of 90% or more of the outstanding Common Stock and except for transfers in connection with extraordinary corporate transactions, transfers in certain cases to certain affiliates of GTO or Associates and sales to the public by GTO commencing on or after June 30, 1993. The GTO Group has agreed not to purchase any additional Common Stock.
     Pursuant to the Stockholders' Agreement, each of the Stockholder Parties has agreed to nominate and vote all shares of Common Stock owned by it to elect as directors (a) six persons designated by Associates, (b) Mr. Richardson (for so long as Mr. Richardson remains Chief Executive Officer of FCI), (c) one representative designated by each of the GTO Group and DLJ Capital (for so long as the GTO Group and DLJ Capital, respectively, continue to own at least 2% of the outstanding shares of Common Stock on a fully-diluted basis) and (d) two independent directors. The Stockholder Parties have further agreed to increase by two the number of directors constituting the entire Board of Directors of FCI and to nominate (if requested) and vote to elect as directors two additional persons to be designated by Associates if at any time the holders of the Preferred Stock, voting together as a class with all other classes or series of preferred stock ranking junior to or on a parity with the Preferred Stock, are entitled to elect two additional directors; PROVIDED that the two Associates' designees so elected shall resign and the size of the FCI Board of Directors shall be reduced accordingly at such time as the directors elected by preferred stockholders shall resign or their term shall end.
     Under the Stockholders' Agreement, the GTO Group is granted the right to make two written requests to FCI for registration of shares of Common Stock owned by the GTO Group under the Securities Act of 1933, as amended (the "Securities Act"), exercisable on or after June 30, 1993, and is obligated, if the trading price of the Common Stock exceeds $20.00 per share for fifteen consecutive trading days and a registration statement of FCI under the Securities Act is effective for specified periods, to dispose of up to 50% of its shares of Common Stock prior to September 30, 1994. FCI may, but is not obligated to, file and maintain an effective shelf registration (the "Shelf Registration") with respect to the shares of Common Stock to be disposed of by the GTO Group. At any time after December 31, 1994 (or, in certain circumstances, March 31, 1995), (i) DLJ Capital may make two written requests to FCI for registration under the Securities Act of all or any part of the shares of Common Stock owned by DLJ Capital, and (ii) the holders of a majority of all shares of Common Stock and Warrants issued to Associates and all shares of Common Stock issued or issuable to Associates upon exercise of any Warrant (the "Associates Registrable Securities") may make five written requests to FCI for registration of all or part of such securities under the Securities Act. In addition, the GTO Group, DLJ Capital and Associates have customary "piggyback" registration rights to include their securities, subject to certain limitations, in any other registration statement filed by FCI (other than the Shelf Registration and certain demand registrations by the GTO Group), pursuant to any of the foregoing requests or otherwise under the Securities Act. If Associates exercises its demand or "piggyback" registration rights and Mr. Richardson is then employed by the Company, then Mr. Richardson has the right to have included in any registration statement relating to the exercise of such rights by Associates the same percentage of his Common Stock as the fully-diluted percentage of Associates Registrable Securities registered thereunder. If at any time Mr. Richardson shall have the right to participate in a "piggyback" registration and Mr. Richardson elects not to exercise such "piggyback" registration right, he may make one written request to FCI for registration under the Securities Act of up to the number of shares of Common Stock that he had the right to include, but did not so include, in such one or more registrations pursuant to his "piggyback" registration rights. The Company has agreed to pay all expenses in connection with the performance of its obligations to effect demand or "piggyback" registrations under the Securities Act of securities covered by the registration rights of the Stockholder Parties, and to indemnify and hold harmless, to the full extent permitted by law, each holder of such securities against liability under the securities laws.
     The Stockholders' Agreement will terminate upon the sale of all shares of Common Stock now owned or hereafter acquired by the GTO Group, DLJ Capital, Mr. Richardson or Associates; PROVIDED that, (i) at such time as the GTO Group or DLJ Capital shall own less than 2% of the outstanding Common Stock on a fully-diluted basis, the GTO Group or DLJ Capital, as the case may be, shall be released from its respective obligations and forfeit its respective rights under the Stockholders' Agreement, and (ii) at such time after December 31, 1994, or the date to which such date may be extended in accordance with the provisions of the Stockholders' Agreement, as GTO or a related entity shall cease to have investment advisory authority over the shares of Common Stock now owned or hereafter acquired by certain affiliates of GTO, and the GTO Group shall have complied with the provisions of the Stockholders' Agreement requiring it to dispose of certain of its shares of Common Stock under certain circumstances, each such affiliate will be released from its respective obligations and forfeit its respective rights under the Stockholders' Agreement.
     In any event, the provisions of the Stockholders' Agreement with respect to voting arrangements and restrictions will terminate no later than ten years from the date of the Stockholders' Agreement, subject to extension in accordance with applicable law by the agreement of the remaining parties to the Stockholders' Agreement.
     RICHARDSON SHAREHOLDER AGREEMENT. Shares of Common Stock currently owned by Mr. Richardson ("Owned Stock") and shares that he would acquire upon exercise of any stock options granted to him by the Company under the 1989 Option Plan ("Option Stock") are subject to various rights and restrictions contained in a shareholder agreement (the "Richardson Shareholder Agreement") executed by Mr. Richardson and FCI concurrently with the execution of the Purchase Agreement.
     In general, the Richardson Shareholder Agreement provides that, (i) subject to Mr. Richardson's registration rights under the Stockholders' Agreement, Mr. Richardson may not sell or transfer the Owned Stock or Option Stock until after November 16, 1997, unless Mr. Richardson's employment terminates by reason of death or permanent disability, or is terminated by Flagstar without "cause" and FCI elects to require payment of the balance of the principal and accrued interest on the Richardson Loan (as defined herein) (in which case he may transfer the Owned Stock), (ii) before November 16, 1997, with respect to any Owned Stock permitted to be transferred pursuant to clause (i) above, and after November 16, 1997 with respect to the Option Stock, Mr. Richardson may not transfer any such Owned Stock or Option Stock without first offering to sell it to FCI at the price offered by a third party, (iii) upon Mr. Richardson's death or permanent disability while he is employed by Flagstar or following his retirement after November 16, 1997, Mr. Richardson and his estate each have a one-time right, exercisable within six months after death or permanent disability, to elect to require FCI, except under certain circumstances, to purchase all or part of Mr. Richardson's Option Stock at its market value and to cash out the value of his exercisable options based on the excess of such value over the exercise price, and FCI may elect to require Mr. Richardson and his estate to sell such stock and cash out such options at such prices, (iv) if Mr. Richardson's employment is terminated by him voluntarily or by Flagstar with "cause," then FCI may repurchase 20% (if he voluntarily terminates his employment between July 26, 1993 and July 26, 1994) or all (if his employment is terminated for "cause" prior to July 26, 1994), as the case may be, of the Owned Stock at $20.00 per share and (v) if Mr. Richardson's employment is terminated for any reason other than his death or permanent disability or his retirement on or after November 16, 1997, FCI may repurchase all but not less than all of Mr. Richardson's Option Stock at the lesser of (i) its market value or (ii) the sum of the exercise price of the options pursuant to which such stock was acquired, plus a multiple of 20% of any excess of such market value over such exercise price for each year of his employment after November 16, 1992, and, in the event of an exercise by FCI of any option to repurchase (described above), FCI shall cash out his exercisable options at a price equal to the excess of the applicable repurchase price over the option exercise price; PROVIDED that, if Mr. Richardson's employment is terminated as a result of a termination without cause pursuant to the Employment Agreement (as defined herein), the exercisability of Mr. Richardson's option with respect to 160,000 shares of Common Stock will be determined on the basis of the vesting schedule applicable to options granted to Mr. Richardson and in effect prior to December 15, 1992, and the market value of the shares for the purpose of cashing out the value of his exercisable options is to be reduced on a per share basis by the difference between $20.00 and the exercise price of his current options.
     The Richardson Shareholder Agreement provides that all shares of Owned Stock and Option Stock shall be deemed to be "Registrable Securities" under the Stockholders' Agreement and shall be entitled to registration rights as set forth herein. For additional information, see Item 11. Executive
Compensation -- Employment Agreements -- Richardson Employment Agreement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
     Pursuant to the Employment Agreement, the Company advanced funds to Mr. Richardson during 1992 to refinance approximately $13.9 million of his outstanding bank indebtedness. Interest and principal on the Richardson Loan is payable, subject to acceleration upon Mr. Richardson's earlier termination of employment for any reason, on November 16, 1997, and interest thereon accrues at the rate prescribed for five-year term loans under Section 7872 of the Code (5.6% per annum) as of the date the loan by the Company was made. The Richardson Loan is secured by 812,000 shares of Common Stock and certain other collateral as is required to comply with margin regulations. See Item 11. Executive Compensation -- Employment Agreements -- Richardson Employment Agreement.
     GTO received fees of $250,000 in 1993 for certain financial advisory services. Under an existing agreement, GTO will be entitled to an additional $250,000 for such services in 1994.
     DLJ served as an underwriter in connection with the Company's issuance of certain indebtedness in 1993 in consideration for an underwriting discount of $4,059,000.
     In connection with his employment with the Company, Mr. Buckley, the Chief Operating Officer of Quincy's, received a non-interest bearing home equity advance from the Company in the amount of $113,000. Such advance was repaid in full by Mr. Buckley in 1994.
     For information concerning certain transactions in which KKR (and their affiliates) have an interest, see Item 11. Executive
Compensation -- Compensation and Stock Option Committee Interlocks and Insider Participation.
DESCRIPTION OF INDEBTEDNESS
     The following summary of the principal terms of the indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, copies of which have been filed as exhibits to this Annual Report. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference.
     THE RESTATED CREDIT AGREEMENT
     In connection with the Recapitalization, Flagstar entered into the Restated Credit Agreement, pursuant to which senior debt facilities were established consisting (after certain adjustments and prepayments subsequent to the closing of the Recapitalization) of (i) a $171.3 million senior term loan (the "Term Facility"), and (ii) a $350 million senior revolving credit facility (the "Revolving Credit Facility" and, together with the Term Facility, the "Bank Facilities"), with sublimits for working capital advances and standby letters of credit, and a swing line facility of up to $30 million. The proceeds of the Term Facility were used principally to refinance comparable facilities under a prior credit agreement and the balance was used to finance the redemption of certain debt securities pursuant to the Recapitalization and to pay certain transaction costs. Proceeds of the Revolving Credit Facility may be used solely to provide working capital to the Company.
     The Restated Credit Agreement provides generally that Flagstar must repay the Term Facility over six years in increasing quarterly installments (subject to the effects of a reallocation of a portion of a 1993 prepayment that would otherwise have been applied to scheduled principal installments that mature after December 31, 1996 to installments due on or prior to such date) and that the working capital advances under the Revolving Credit Facility must be paid down to a maximum amount (ranging from $100 million in 1993 to $50 million in 1998) and not reborrowed for at least 30 consecutive days during any thirteen-month period but at least once during each fiscal year. Under the Restated Credit Agreement, Flagstar is required to prepay advances outstanding under the Term Facility (or, if no advances are outstanding thereunder, to permanently reduce the Revolving Credit Facility) with the aggregate amount of Net Cash Proceeds (as defined therein) received from (i) the sale, lease, transfer or other disposition of assets of the Company (other than dispositions of assets permitted by the terms of the Restated Credit Agreement and other dispositions of assets not exceeding $5,000,000 in any fiscal year or $1,000,000 in any transaction or series of related transactions) and (ii) the sale or issuance by FCI or any of its subsidiaries of any Debt (as defined therein) (other than Debt permitted by the terms of the Restated Credit Agreement and to the extent the Net Cash Proceeds are applied to refinance certain existing Subordinated Debt).
     The Restated Credit Agreement contains covenants customarily found in credit agreements for leveraged financings that restrict, among other things,
(i) liens and security interests other than liens securing the obligations under the Restated Credit Agreement, certain liens existing as of the date of effectiveness of the Restated Credit Agreement, certain liens in connection with the financing of capital expenditures, certain liens arising in the ordinary course of business, including certain liens in connection with intercompany transactions and certain other exceptions; (ii) the incurrence of Debt, other than Debt in respect of the Recapitalization, Debt under the Loan Documents (as defined therein), the 10 3/4% Notes, the 11 3/8% Debentures, certain capital lease obligations, certain Debt in existence on the date of the Restated Credit Agreement, certain Debt in connection with the financing of capital expenditures, certain Debt in connection with investments (as defined therein) in new operations, properties and franchises, certain trade letters of credit, certain unsecured borrowings in the ordinary course of business, certain intercompany indebtedness and certain other exceptions; (iii) lease obligations, other than obligations in existence as of the effectiveness of the Restated Credit Agreement, certain leases entered into in the ordinary course of business, certain capital leases, certain intercompany leases and certain other exceptions; (iv) mergers or consolidations, except for certain intercompany mergers or consolidations and certain mergers to effect certain transactions otherwise permitted under the Restated Credit Agreement;
(v) sales of assets, other than certain dispositions of inventory and obsolete or surplus equipment in the ordinary course of business, certain dispositions in the ordinary course of business of properties no longer used or useful to the business of the Company, certain intercompany transactions, certain dispositions in connection with sale and leaseback transactions and certain exchanges of real property, fixtures and improvements for other real property, fixtures and improvements; (vi) investments, other than certain intercompany indebtedness, certain investments made in connection with joint venture or franchise arrangements, certain loans to employees, investments in new operations, properties or franchises subject to certain limitations and certain other exceptions; (vii) payment of dividends or other distributions with respect to capital stock of Flagstar, other than dividends from Flagstar to FCI to enable FCI to repurchase Common Stock and FCI stock options from employees in certain circumstances, payments to FCI with respect to fees and expenses incurred in the ordinary course of business by FCI in its capacity as a holding company for Flagstar, payments under a tax sharing agreement among FCI, Flagstar and its subsidiaries and certain other exceptions; (viii) sales or dispositions of the capital stock of subsidiaries other than sales by certain subsidiaries of Flagstar to Flagstar or certain other subsidiaries and certain other exceptions;
(ix) the conduct by Flagstar or certain of its subsidiaries of business inconsistent with its status as a holding company or single purpose subsidiary, as the case may be, or entering into transactions inconsistent with such status; and (x) the prepayment of Debt, other than certain payments of Debt in existence on the date of the Restated Credit Agreement, certain payments to retire Debt in connection with permitted dispositions of assets, certain prepayments of advances under the Restated Credit Agreement and certain other exceptions.
     The Restated Credit Agreement also contains covenants that require Flagstar and its subsidiaries on a consolidated basis to meet certain financial ratios and tests described below:
     TOTAL DEBT TO EBITDA RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio of (a) Adjusted Total Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA (as defined below) for the Rolling Period (as defined below) ending on such day to be more than a specified ratio, ranging from a ratio of 5.70:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 4.30:1.00 applicable on or after December 31, 1997.
     SENIOR DEBT TO EBITDA RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio of (a) Adjusted Senior Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA for the Rolling Period ending on such day to be more than a specified ratio, ranging from a ratio of 3.50:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 2.75:1.00 on or after December 31, 1996.
     INTEREST COVERAGE RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio, determined on the last day of each fiscal quarter for the Rolling Period then ended, of (a) EBITDA less Cash Capital Expenditures (as defined below) to (b) Adjusted Cash Interest Expense to be less than a specified ratio, ranging from a ratio of 1.20:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 1.60:1.00 on or after December 31, 1997.
     CAPITAL EXPENDITURES TEST. Flagstar and its subsidiaries are prohibited from making capital expenditures in excess of $195,000,000, $210,000,000 and $250,000,000 in the aggregate for the fiscal years ending in December 1992 through 1994, respectively, and $275,000,000 in the aggregate for each of the fiscal years 1995 through 1998.
     "Adjusted Cash Interest Expense " is defined in the Restated Credit Agreement to mean, for any Rolling Period (as defined below), Cash Interest Expense (as defined below) for such Rolling Period.
     "Adjusted Senior Debt " is defined in the Restated Credit Agreement to mean Senior Debt (as defined therein) outstanding on the last day of any fiscal quarter.
     "Adjusted Total Debt " is defined in the Restated Credit Agreement to mean Total Debt (as defined below) outstanding on the last day of any fiscal quarter.
     "Capex Financing " is defined in the Restated Credit Agreement to mean, with respect to any capital expenditure, the incurrence by certain subsidiaries of Flagstar of any Debt (including capitalized leases) secured by a mortgage or other lien on the asset that is the subject of such capital expenditure, to the extent that the Net Cash Proceeds of such Debt do not exceed the amount of such capital expenditure.
     "Cash Capital Expenditures" is defined in the Restated Credit Agreement to mean, for any period, without duplication, capital expenditures of the Company for such period, LESS (without duplication) (i) the Net Cash Proceeds of all Capex Financings during such period and (ii) the aggregate amount of the principal component of all obligations of the Company in respect of capitalized leases entered into during such period.
     "Cash Interest Expense" is defined in the Restated Credit Agreement to mean, for any Rolling Period, without duplication, interest expense net of interest income, whether paid or accrued during such Rolling Period (including the interest component of capitalized lease obligations) on all Debt, INCLUDING, without limitation, (a) interest expense in respect of advances under the Restated Credit Agreement, the 10 7/8% Notes and the Subordinated Debt (as defined therein), (b) commissions and other fees and charges payable in connection with letters of credit, (c) the net payment, if any, payable in connection with all interest rate protection contracts and (d) interest capitalized during construction, but EXCLUDING, in each case, interest not payable in cash (including amortization of discount and deferred debt expenses), all as determined in accordance with generally accepted accounting principles as in effect on December 31, 1991.
     "EBITDA" of any person is defined in the Restated Credit Agreement to mean, for any period, on a consolidated basis, net income (or net loss) PLUS the sum of (a) interest expense net of interest income, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) extraordinary or unusual losses included in net income (net of taxes to the extent not already deducted in determining such losses) and (f) in the case of the fiscal quarter ending in December 1992 only, an amount (not to exceed $18,500,000) equal to the aggregate amount of fees paid in connection with the Recapitalization that are not otherwise excluded in determining net income (or net loss), LESS extraordinary or unusual gains included in net income (net of taxes to the extent not already deducted in determining such gains), in each case determined in accordance with generally accepted accounting principles as in effect on December 31, 1991.
     "Funded Debt" is defined in the Restated Credit Agreement to mean the principal amount of Debt in respect of advances under the Bank Facilities and the principal amount of all Debt that should, in accordance with generally accepted accounting principles as in effect on December 31, 1991, be recorded as a liability on a balance sheet and matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of the debtor, to a date more than one year from such date or arises under a revolving credit or similar agreement that obligates the lender or lenders to extend credit during a period of more than one year from such date, including, without limitation, all amounts of Funded Debt required to be paid or prepaid within one year from the date of determination.
     "Rolling Period" is defined in the Restated Credit Agreement to mean, for any fiscal quarter, such quarter and the three preceding fiscal quarters.
     "Total Debt" outstanding on any date is defined in the Restated Credit Agreement to mean the sum, without duplication, of (a) the aggregate principal amount of all Debt of Flagstar and its subsidiaries, on a consolidated basis, outstanding on such date to the extent such Debt constitutes indebtedness for borrowed money, obligations evidenced by notes, bonds, debentures or other similar instruments, obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired or obligations as lessee under leases that have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (b) the aggregate principal amount of all Debt of Flagstar and its subsidiaries, on a consolidated basis, outstanding on such date constituting direct or indirect guarantees of certain Debt of others and (c) the aggregate principal amount of all Funded Debt of Flagstar and its subsidiaries on a consolidated basis consisting of obligations, contingent or otherwise, under acceptance, letter of credit or similar facilities; PROVIDED that advances under the Revolving Credit Facility shall be included in Total Debt only to the extent of the average outstanding principal amount thereof outstanding during the 12-month period ending on the date of determination.
     Under the Restated Credit Agreement, an event of default will occur if, among other things, (i) any person or group of two or more persons acting in concert (other than KKR, GTO and their respective affiliates) acquires, directly or indirectly, beneficial ownership of securities of FCI representing, in the aggregate, more of the votes entitled to be cast by all voting stock of FCI than the votes entitled to be cast by all voting stock of FCI beneficially owned, directly or indirectly, by KKR and its affiliates, (ii) any person or group of two or more persons acting in concert (other than KKR and its affiliates) acquires by contract or otherwise, or enters into a contract or arrangement that results in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of Flagstar or FCI or (iii) Flagstar shall cease at any time to be a wholly-owned subsidiary of FCI. If such an event of default were to occur, the lenders under the Related Credit Agreement would be entitled to exercise a number of remedies, including acceleration of all amounts owed under the Restated Credit Agreement.
     PUBLIC DEBT
     As part of the Recapitalization, Flagstar consummated on November 16, 1992 the sale of $300 million aggregate principal amount of 10 7/8% Senior Notes Due 2002 (the "10 7/8% Notes") and issued pursuant to an exchange offer for previously outstanding debt issues $722.4 million principal amount of 11.25% Senior Subordinated Debentures Due 2004 (the "11.25% Debentures"). On September 23, 1993, Flagstar consummated the sale of $275 million aggregate principal amount of the 10 3/4% Notes and $125 million aggregate principal amount of the 11 3/8% Debentures. The 10 7/8% Notes and the 10 3/4% Notes are general unsecured obligations of Flagstar and rank PARI PASSU in right of payment with Flagstar's obligations under the Restated Credit Agreement. The 11.25% Debentures are general unsecured obligations of Flagstar and are subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes and the 10 3/4% Notes. The 11.25% Debentures rank PARI PASSU in right of payment with the 11 3/8% Debentures. All such debt is senior in right of payment to the 10% Debentures.
     THE SENIOR NOTES. Interest on the 10 7/8% Notes is payable semi-annually in arrears on each June 1 and December 1. They will mature on December 1, 2002. The 10 7/8% Notes will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after December 1, 1997, initially at a redemption price equal to 105.4375% of the principal amount thereof to and including November 30, 1998, at a decreased price thereafter to and including November 30, 1999 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 10 3/4% Notes is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2001. The 10 3/4% Notes may not be redeemed prior to maturity, except that prior to September 15, 1996, the Company may redeem up to 35% of the original aggregate principal amount of the 10 3/4% Notes, at 110% of their principal amount, plus accrued interest, with that portion, if any, of the net proceeds of any public offering for cash of the Common Stock that is used by FCI to acquire from the Company shares of common stock of the Company.
     THE SENIOR SUBORDINATED DEBENTURES. Interest on the 11.25% Debentures is payable semi-annually in arrears on each May 1 and November 1. They will mature on November 1, 2004. The 11.25% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after November 1, 1997, initially at a redemption price equal to 105.625% of the principal amount thereof to and including October 31, 1998, at decreasing prices thereafter to and including October 31, 2002 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 11 3/8% Debentures is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2003. The
11 3/8% Debentures will be redeemable, in whole or in part, at the option of the Flagstar, at any time on or after September 15, 1998, initially at a redemption price equal to 105.688% of the principal amount thereof to and including September 14, 1999, at 102.844% of the principal amount thereof to and including September 14, 2000 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     THE 10% DEBENTURES. Interest on the 10% Debentures is payable semi-annually in arrears on each May 1 and November 1. The 10% Debentures mature on November 1, 2014. Unless previously redeemed, the 10% Debentures are convertible at any time at the option of the holders thereof by exchange into shares of Common Stock at a conversion price of $24.00 per share, subject to adjustment. The 10% Debentures are redeemable, in whole or in part, at the option of the Company upon payment of a premium. The Company is required to call for redemption on November 1, 2002 and on November 1 of each year thereafter, through and including November 1, 2013, $7,000,000 principal amount of the 10% Debentures. A "Change of Control" having occurred on November 16, 1992, holders of the 10% Debentures had the right, under the indenture relating thereto, to require the Company, subject to certain conditions, to repurchase such securities at 101% of their principal amount together with interest accrued to the date of purchase. On February 19, 1993, FCI made such an offer to repurchase the $100 million of 10% Debentures then outstanding. As of March 24, 1993 the Company repurchased $741,000 principal amount of the 10% Debentures validly tendered and accepted pursuant to such offer.
     MORTGAGE FINANCINGS
     A subsidiary of Flagstar had issued and outstanding, at December 31, 1993, $208.5 million in aggregate principal amount of 10 1/4% Guaranteed Secured Bonds due 2000. Interest is payable semi-annually in arrears on each November 15 and May 15. As a result of the recent downgrade of Flagstar's outstanding debt securities, certain payments by the Company which fund such interest payments are now due and payable on a monthly basis. Principal payments total $2.9 million annually through 1995; $12.5 million annually through 1999; and $152.7 million in 2000. The bonds are secured by a financial guaranty insurance policy issued by Financial Security Assurance, Inc. and by collateral assignment of mortgage loans on 237 Hardee's and 148 Quincy's restaurants.
     Another subsidiary of Flagstar has outstanding $160 million aggregate principal amount of 11.03% Notes due 2000. Interest is payable quarterly in arrears, with the principal maturing in a single installment payable in July 2000. These notes are redeemable, in whole, at the subsidiary's option, upon payment of a premium. They are secured by a pool of cross-collateralized mortgages on approximately 240 Denny's restaurant properties.
     NOTE PAYABLE TO FCI
     The Note Payable to FCI evidences Flagstar's borrowing from FCI of $150.0 million of the net proceeds of the Preferred Stock Offering. It matures July 28, 2017 and bears interest from time to time at a rate per annum that, when multiplied by the principal amount then outstanding, equals the aggregate amount of cash dividends then accumulated (but unpaid) with respect to the Preferred Stock. Interest is payable on the Note Payable to FCI on the same dates that dividends are payable on the Preferred Stock. The Note Payable to FCI is not subject to prepayment. The Note Payable to FCI, is a general unsecured obligation of Flagstar, subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes, the 10 3/4% Notes, the 11.25% Debentures, the 11 3/8% Debentures, and the 10% Debentures and any other indebtedness for borrowed money and other similar obligations (including capital lease obligations, guarantees and interest rate swaps and hedges) not by its terms PARI PASSU with or subordinated to the Note Payable to FCI.
                                    PART IV
ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)(1) -- Financial Statements:
          See the Index to Financial Statements and Financial Statement Schedules which appears on page F-1 hereof.
          (2) -- Financial Statements Schedules:
                 See the Index to Financial Statement Schedules which appears on page F-24 hereof.
                 (3) -- Exhibits:
                        Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT
  NO.      DESCRIPTION
* 3.1      Restated Certificate of Incorporation of Flagstar (incorporated by reference to Exhibit 3.1 to the Registration
           Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form S-2")).
* 3.2      Certificate of Amendment to the Restated Certificate of Incorporation of Flagstar dated June 16, 1993 (incorporated by reference to Exhibit 3.2 to the Form S-2).
* 3.3      By-Laws of Flagstar as amended November 16, 1992 (incorporated by reference to Exhibit 3.2 to Flagstar's 1992 Form
           10-K, File No. 1-9364).
* 4.1      Indenture between Flagstar and United States Trust Company of New York, as Trustee, relating to the 10% Debentures
           (including the form of security) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form
           S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures S-4")).
* 4.2      Supplemental Indenture, dated as of August 7, 1992, between Flagstar and United States Trust Company of New York,
           as Trustee, relating to the 10% Debentures (incorporated by reference to Exhibit 4.9A to the 11.25% Debentures
           S-4).
* 4.3      Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and Assignment of
           Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company, dated July 12, 1990
           (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration Statement on Form
           S-1 (No. 33-29769) of FCI (the "Form S-1 Amendment")).
* 4.4      Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of
           July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-1 Amendment).
* 4.5      Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust Company relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-1 Amendment).
* 4.6      Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the 11.25% Debentures S-4).
* 4.7      Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
* 4.8      Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.17 to the 11.25% Debentures S-4).
* 4.9      Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South Carolina, dated as of November 1, 1990, relating to certain Secured Bonds (incorporated by reference to Exhibit 4.18 to the 11.25%
           Debentures S-4).
* 4.10     Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured Restaurants Trust,
           and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to Exhibit 3.3 to the
           Registration Statement on Form S-11 (No. 33-36345) of Secured Restaurants Trust (the "Form S-11")).
* 4.11     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8% Notes
           (incorporated by reference to Exhibit 4.13 to FCI's 1992 Form 10-K, File No. 0-18051 (the "1992 Form 10-K")).
* 4.12     Supplemental Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8%
           Notes (incorporated by reference to Exhibit 4.14 to the 1992 Form 10-K).
* 4.13     Form of 10 7/8% Note (incorporated by reference to Exhibit 4.15 to the 1992 Form 10-K).
* 4.14     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11.25%
           Debentures (incorporated by reference to Exhibit 4.16 to the 1992 Form 10-K).
* 4.15     Form of 11.25% Debenture (incorporated by reference to Exhibit 4.17 to the 1992 Form 10-K).
* 4.16     Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.1 to the Current Report on Form 8-K of Flagstar filed as of November 20, 1992 (the "Form
           8-K")).

EXHIBIT
  NO.      DESCRIPTION
* 4.17     Closing Agreement dated as of November 12, 1992, among Flagstar and TWS Funding Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.2 to the Form 8-K).
* 4.18     First Amendment to the Amended and Restated Credit Agreement dated as of December 23, 1992 (incorporated by reference to Exhibit 4.20 to the 1992 Form 10-K).
* 4.19     Second Amendment to the Amended and Restated Credit Agreement dated as of August 5, 1993 (incorporated by reference to Exhibit 4.23 to the Form S-2).
* 4.20     Third Amendment to the Amended and Restated Credit Agreement dated as of December 15, 1993 (incorporated by reference to Exhibit 4.22 to FCI's 1993 Form 10-K, File No. 0-18051 (the "1993 Form 10-K")).
* 4.21     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 3/4% Notes
           (incorporated by reference to Exhibit 4.23 to the 1993 Form 10-K).
* 4.22     Form of 10 3/4% Note (incorporated by reference to Exhibit 4.24 to the 1993 Form 10-K).
* 4.23     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11 3/8%
           Debentures (incorporated by reference to Exhibit 4.25 to the 1993 Form 10-K).
* 4.24     Form of 11 3/8% Debenture (incorporated by reference to Exhibit 4.26 to the 1993 Form 10-K).
*10.1      Flagstar's Executive Incentive Compensation Plan (incorporated by reference to Flagstar's 1986 Form 10-K, Exhibit
           10(iii), File No. 1-9364).
*10.2      Warrant Agreement, dated November 16, 1992, among FCI, TW Associates and KKR Partners II (incorporated by reference to Exhibit 10.41 to the 1992 Form 10-K).
*10.3      Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.42 to the Form S-2).
*10.4      Fair Share Agreement dated July 1, 1993 between FCI and the NAACP (incorporated by reference to Exhibit 10.43 to the Form S-2).
*10.5      Amendment No. 2 to Stockholders' Agreement, dated as of April 6, 1993, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10 to
           Flagstar's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-9364).
*10.6      Employment Agreement between Flagstar and A. Ray Biggs dated February 10, 1992 (incorporated by reference to
           Exhibit 10.6 to the 1993 Form 10-K).
*10.7      Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to Exhibit 10.7 to the 1992 Form 10-K).
*10.8      Form of Supplemental Executive Retirement Plan Trust of Flagstar (incorporated by reference to Exhibit 10.8 to the
           1992 Form 10-K).
*10.9      FCI 1989 Non-Qualified Stock Option Plan, as adopted December 1, 1989 and amended November 16, 1992 (incorporated by reference to Exhibit 10.9 to the 1992 Form 10-K).
*10.10     FCI 1990 Non-Qualified Stock Option Plan, as adopted July 31, 1990 (incorporated by reference to Exhibit 10.9 to the Form S-1 Amendment).
*10.11     Form of Non-Qualified Stock Option Award Agreement pursuant to FCI 1990 Non-Qualified Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to the Form S-1 Amendment).
*10.12     Form of Mortgage related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.1 to the
           Form S-11).
*10.13     Mortgage Note in the amount of $521,993,982, made by Flagstar Enterprises, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.12 to the 11.25% Debentures S-4).
*10.14     Mortgage Note in the amount of $210,077,402, made by Quincy's Restaurants, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.13 to the 11.25% Debentures S-4).
*10.15     Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.14 to the 11.25% Debentures S-4).
*10.16     Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.15 to the 11.25% Debentures S-4).
*10.17     Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
*10.18     Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.17 to the 11.25% Debentures S-4).
*10.19     Bank Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.18 to the 11.25% Debentures S-4).
*10.20     Indemnification Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.19 to the 11.25% Debentures S-4).

EXHIBIT
  NO.      DESCRIPTION
*10.21     Liquidity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.20 to the 11.25% Debentures S-4).
*10.22     Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.21 to the 11.25% Debentures S-4).
*10.23     Amended and Restated Lease between Quincy's Realty, Inc. and Quincy's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.22 to the 11.25% Debentures S-4).
*10.24     Amended and Restated Lease between Spardee's Realty, Inc. and Spardee's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.23 to the 11.25% Debentures S-4).
*10.25     Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.24 to the 11.25% Debentures S-4).
*10.26     Form of Assignment of Leases and Rents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.12 to the Form S-11).
*10.27     Spartan Guaranty, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.26 to the 11.25% Debentures S-4).
*10.28     Form of Hardee's License Agreement related to Secured Restaurants Trust transaction (incorporated by reference to
           Exhibit 10.14 to the Form S-11).
*10.29     Stock Pledge Agreement among Flagstar Enterprises, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.28 to the 11.25% Debentures S-4).
*10.30     Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.29 to the 11.25% Debentures S-4).
*10.31     Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
*10.32     Form of Collateral Assignment of Security Documents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.17 to the Form S-11).
*10.33     Flagstar Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.32 to the 11.25% Debentures S-4).
*10.34     Subordinated Promissory Note, dated July 28, 1992, from Flagstar to FCI (incorporated by reference to Exhibit 10.33 to the 11.25% Debentures S-4).
*10.35     Development Agreement between the Company and Hardee's Food Systems, Inc., dated January 1992 (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (No. 33-47339) of FCI (the "Preferred Stock
           S-1")).
*10.36     Stock and Warrant Purchase Agreement, dated as of August 11, 1992, between FCI and TW Associates (incorporated by reference to Exhibit 10.38 to the 11.25% Debentures S-4).
*10.37     Stockholders' Agreement, dated as of August 11, 1992, among FCI, GTO (on behalf of itself and certain affiliated partnerships), DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39 to the 11.25% Debentures S-4).
*10.38     Technical Amendment to the Stockholders' Agreement dated as of September 30, 1992, among FCI , GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit
           10.39A to the 11.25% Debentures S-4).
*10.39     Richardson Shareholder Agreement, dated as of August 11, 1992, between FCI and Jerome J. Richardson (incorporated by reference to Exhibit 10.40 to the 11.25% Debentures S-4).
*10.40     Employment Agreement, dated as of August 11, 1992, between Flagstar and Jerome J. Richardson (incorporated by reference to Exhibit 10.41 to the 11.25% Debentures S-4).
*10.41     Employment Agreement, dated as of March 16, 1992, between Flagstar and David F. Hurwitt (incorporated by reference to Exhibit 10.41 to the 1993 Form 10-K).
 12        Computation of Ratio of Earnings to Fixed Charges.
*21        Subsidiaries of Flagstar (incorporated by reference to Exhibit 22 to the Preferred Stock S-1).

* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.
(b) Flagstar filed no reports on Form 8-K during the fourth quarter of 1993.

                              FLAGSTAR CORPORATION
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                          PAGE
Independent Auditors' Report...........................................................................................    F-2
Statements of Consolidated Operations for the Three Years Ended December 31, 1991, 1992 and 1993.......................    F-3
Consolidated Balance Sheets as of December 31, 1992 and 1993...........................................................    F-4
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1991, 1992 and 1993.......................    F-5
Notes to Consolidated Financial Statements.............................................................................    F-7
Index to Financial Statement Schedules.................................................................................   F-24

                          INDEPENDENT AUDITORS' REPORT
FLAGSTAR COMPANIES, INC.:
     We have audited the accompanying consolidated balance sheets of Flagstar Corporation and subsidiaries (the Company), as of December 31, 1992 and 1993, and the related statements of consolidated operations and consolidated cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at page F-24. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1992 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Notes 8 and 1 to the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits, effective January 1, 1992, to conform with Statement of Financial Accounting Standards No. 106 and also changed its method of accounting for self-insurance liabilities, effective January 1, 1993.
DELOITTE & TOUCHE
Greenville, South Carolina
March 25, 1994

                              FLAGSTAR CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
Operating revenues............................................................   $ 3,617,934      $3,720,281     $ 3,970,205
Operating expenses:
  Product cost................................................................     1,259,777       1,266,901       1,389,668
  Payroll & benefits..........................................................     1,250,548       1,293,478       1,378,507
  Depreciation & amortization expense.........................................       218,132         227,191         247,003
  Commissions & royalties.....................................................       123,833         130,903         148,828
  Other.......................................................................       541,684         555,384         600,118
  Write-off of goodwill and other intangible assets (Note 2)..................            --              --       1,474,831
  Provision for restructuring charges (Note 3)................................            --              --         192,003
                                                                                   3,393,974       3,473,857       5,430,958
Operating income (loss).......................................................       223,960         246,424      (1,460,753 )
Other charges:
  Interest and debt expense (Note 4)..........................................       308,837         303,889         266,139
  Interest expense on note payable to FCI (Note 4)............................            --           6,064          14,175
  Other -- net................................................................           797             914           2,501
                                                                                     309,634         310,867         282,815
Loss before income taxes, extraordinary items, and cumulative effect of
  changes in accounting principles............................................       (85,674 )       (64,443)     (1,743,568 )
Benefit from income taxes (Note 6)............................................       (18,099 )        (6,583)        (81,149 )
Loss before extraordinary items and cumulative effect of changes in accounting
  principles..................................................................       (67,575 )       (57,860)     (1,662,419 )
Extraordinary items, net of income tax benefits of: 1992 -- $85,053;
  1993 -- $196 (Note 12)......................................................            --        (155,401)        (26,405 )
Loss before cumulative effect of changes in accounting principles.............       (67,575 )      (213,261)     (1,688,824 )
Cumulative effect of changes in accounting principles, net of income tax
  benefits of: 1992 -- $8,785 (Note 8); 1993 -- $90 (Note 1)..................            --         (17,834)        (12,010 )
Net loss......................................................................   $   (67,575 )    $ (231,095)    $(1,700,834 )

                See notes to consolidated financial statements.

                              FLAGSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                                       1992           1993
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................   $   39,266    $    45,046
  Receivables, less allowance for doubtful accounts of: 1992 -- $9,385;
    1993 -- $7,538...............................................................................       71,359         97,821
  Merchandise and supply inventories.............................................................       91,041        101,621
  Other..........................................................................................        4,925          6,499
                                                                                                       206,591        250,987
Property:
  Property owned (at cost) (Note 4):
    Land.........................................................................................      272,733        271,660
    Buildings and improvements...................................................................      875,026        814,703
    Merchandising equipment......................................................................      213,105        226,323
    Other property and equipment.................................................................      466,702        455,749
Total property owned.............................................................................    1,827,566      1,768,435
Less accumulated depreciation....................................................................      491,316        576,174
Property owned -- net............................................................................    1,336,250      1,192,261
Buildings and improvements, vehicles, and other equipment held under capital leases (Note 5).....      149,074        205,564
Less accumulated amortization....................................................................       42,425         60,469
Property held under capital leases -- net........................................................      106,649        145,095
                                                                                                     1,442,899      1,337,356
Other Assets:
  Goodwill, net of accumulated amortization: 1992 -- $123,301 (Note 2)...........................    1,305,284             --
  Other intangible assets, net of accumulated amortization: 1992 -- $58,980; 1993 --
    $33,868 (Note 2).............................................................................      267,775         66,882
  Deferred financing costs -- net................................................................      114,543         91,085
  Other (including loan receivable from officer of: 1992 -- $14,026; 1993 -- $14,815 and
    receivable from FCI of: 1992 -- $6,528; 1993 -- $6,532) (Note 13)............................       59,391         57,483
                                                                                                     1,746,993        215,450
                                                                                                    $3,396,483    $ 1,803,793
LIABILITIES
Current Liabilities:
  Short-term borrowings (Note 4).................................................................   $   39,000    $        --
  Current maturities of long-term debt (Note 4)..................................................       71,969         41,668
  Accounts payable...............................................................................      116,549        145,370
  Accrued salaries and vacations.................................................................       66,857         67,134
  Accrued insurance..............................................................................       77,863         76,557
  Accrued taxes..................................................................................       22,661         30,190
  Accrued interest...............................................................................       28,365         41,225
  Accrued restructuring cost (Note 3)............................................................           --         33,527
  Other..........................................................................................       67,367        119,921
                                                                                                       490,631        555,592
Long-Term Liabilities:
  Debt, less current maturities (Note 4).........................................................    2,179,496      2,352,178
  Deferred income taxes (Note 6).................................................................      130,935         23,861
  Liability for self-insured claims..............................................................       72,380         84,713
  Other non-current liabilities and deferred credits.............................................      227,159        203,492
                                                                                                     2,609,970      2,664,244
Note payable to FCI (Note 4).....................................................................      150,000        150,000
Commitments and Contingent Liabilities (Note 9)
Shareholder's Equity (Deficit) (Note 10):
  Common stock:
    $0.01 par value; 1992 -- 10,000 shares authorized, 440 issued and outstanding................           --             --
  Paid-in capital................................................................................      602,896        602,896
  Deficit........................................................................................     (457,014)    (2,157,848 )
  Minimum pension liability adjustment (Note 7)..................................................           --        (11,091 )
                                                                                                       145,882     (1,566,043 )
                                                                                                    $3,396,483    $ 1,803,793

                See notes to consolidated financial statements.

                              FLAGSTAR CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
Cash Flows from Operating Activities:
  Net loss....................................................................    $  (67,575)     $ (231,095)    $(1,700,834 )
  Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
     Write-off of goodwill and intangible assets..............................            --              --       1,474,831
     Provision for restructuring charges......................................            --              --         192,003
     Depreciation and amortization of property................................       162,658         170,795         183,105
     Amortization of goodwill.................................................        35,775          35,744          36,053
     Amortization of other intangible assets..................................        19,699          20,652          27,845
     Amortization of deferred financing costs.................................        13,910          11,998          11,815
     Interest accretion on debt...............................................        67,573          68,283              --
     Deferred income tax benefit..............................................       (27,036)        (20,803)        (85,409 )
     Other....................................................................         2,746             130           4,730
     Extraordinary items, net.................................................            --         155,401          26,405
     Cumulative effect of changes in accounting principle, net................            --          17,834          12,010
Changes in Assets and Liabilities Net of Effects from
  Acquisitions and Restructuring:
  Decrease (increase) in assets:
     Receivables..............................................................        (2,067)         (6,916)        (24,605 )
     Inventories..............................................................        (6,929)         (1,217)         (4,802 )
     Other current assets.....................................................         4,750             412          (1,555 )
     Other assets.............................................................            --          (6,735)         (2,468 )
  Increase (decrease) in liabilities:
     Accounts payable.........................................................        (9,113)         (9,615)         21,786
     Accrued salaries and vacations...........................................        (2,511)         10,910             277
     Accrued taxes............................................................         4,219         (10,186)          4,475
     Other accrued liabilities................................................       (16,898)          1,567           5,848
     Other noncurrent liabilities and deferred credits........................         7,669           6,831         (24,722 )
Net cash flows from operating activities......................................       186,870         213,990         156,788
Cash Flows from Investing Activities:
  Purchase of property........................................................      (109,484)       (135,525)       (133,128 )
  Proceeds from dispositions of property......................................         3,732          11,010          36,454
  Proceeds from dispositions of assets held for sale..........................         5,170              --              --
  Purchase of other businesses................................................            --         (15,940)        (32,895 )
  Purchase of other long-term assets..........................................        (2,719)         (2,995)        (31,602 )
Net cash flows used in investing activities...................................      (103,301)       (143,450)       (161,171 )

                See notes to consolidated financial statements.

                              FLAGSTAR CORPORATION
               STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
Cash Flows from Financing Activities:
  Net working capital advances under credit agreements........................    $  (25,000)    $     4,000     $    54,000
  Long-term debt issued in connection with refinancings.......................            --       1,022,505         400,778
  Other long-term borrowings..................................................            --              --          22,146
  Premiums paid in connection with refinancings...............................            --        (150,593 )            --
  Deferred financing costs....................................................        (8,870)        (92,521 )       (14,916 )
  Long-term debt payments.....................................................       (55,700)     (1,138,750 )      (451,843 )
  Additional paid-in capital..................................................            --         286,078              --
  Other.......................................................................             6             (85 )            (2 )
Net cash flows used in financing activities...................................       (89,564)        (69,366 )        10,163
Increase (decrease) in cash and cash equivalents..............................        (5,995)          1,174           5,780
Cash and Cash Equivalents at:
  Beginning of period.........................................................        44,087          38,092          39,266
  End of period...............................................................    $   38,092     $    39,266     $    45,046
Supplemental Cash Flow Information:
  Income taxes paid...........................................................    $   12,755     $    10,229     $     4,917
  Interest paid...............................................................    $  221,254     $   192,591     $   234,348
  Non-cash financing activities:
     Debt issued in exchange for $700,880 of debt tendered in exchange
       offers.................................................................    $       --     $   722,411     $        --
     Capital lease obligations................................................    $   19,220     $    36,200     $    75,842
     Other financings.........................................................    $    1,594     $     4,841     $     1,278

                See notes to consolidated financial statements.

                              FLAGSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION
     Flagstar Corporation (Company) was acquired by Flagstar Companies, Inc.
(FCI) as of July 20, 1989. Prior to June 16, 1993 the Company and FCI had been known, respectively, as TW Services, Inc. and TW Holdings, Inc.
     The acquisition of the Company was accounted for under the purchase method of accounting as of July 20, 1989. Accordingly, FCI has allocated its total purchase cost of approximately $1.7 billion to the assets and liabilities of the Company based upon their respective fair values, which were determined by valuations and other studies. As discussed in Note 2, during 1993 the Company determined that goodwill and certain intangible assets arising principally from the acquisition were impaired resulting in a $1.5 billion write-off.
     On November 16, 1992, a recapitalization of FCI was substantially completed which included the issuance of 20 million shares of FCI common stock and warrants to acquire an additional 15 million shares of FCI common stock at $17.50 per share to TW Associates, L.P., an affiliate of Kohlberg Kravis Roberts & Co. (KKR) in exchange for $300 million, the consummation of a Restated Bank Credit Agreement, the consummation of the offers to exchange the 17% Senior Subordinated Discount Debentures Due 2001 (the 17% Debentures) and the 15% Subordinated Debentures Due 2001 (the 15% Debentures) for 11.25% Senior Subordinated Debentures Due 2004, the consummation of the sale of $300 million aggregate principal amount of Senior Notes, the call for redemption of all 17% Debentures and all 15% Debentures not acquired pursuant to the Exchange Offers, and the call for redemption of all of the outstanding 14.75% Senior Notes Due 1998 (the 14.75% Senior Notes).
     On December 16, 1992 the 17% Debentures and 15% Debentures that were not exchanged were called for redemption on November 16, 1992, were redeemed at 110% of accreted value or principal amount. In addition, the 14.75% Senior Notes were redeemed including a make-whole premium.
     On March 24, 1993 the Company repurchased, pursuant to the change in control provision of the indenture, $741,000 in principal amount from the holders of its 10% Convertible Debentures such securities at 101% of their principal amount plus unpaid accrued interest.
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:
     (a) CONSOLIDATED FINANCIAL STATEMENTS. The Company is a wholly-owned subsidiary of FCI. The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. Certain 1992 amounts have been reclassified to conform to the 1993 presentation.
     (b) CASH AND CASH EQUIVALENTS. For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     (c) INVENTORIES. Merchandise and supply inventories are valued primarily at the lower of average cost or market.
     (d) PROPERTY AND DEPRECIATION. Property and equipment owned are depreciated principally on the straight-line method over its estimated useful life. Property held under capital leases (at capitalized value) is amortized over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:
         Merchandising equipment -- Principally five to ten years
         Buildings -- Fifteen to forty years
         Other equipment -- Two to ten years
         Leasehold improvements -- Estimated useful life limited by the lease period.
     (e) GOODWILL AND OTHER INTANGIBLE ASSETS. The excess of cost over the fair value of net assets of companies acquired had been amortized over a 40-year period on the straight-line method prior to being written-off at December 31,
                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
       1993. Other intangible assets consist primarily of costs allocated in the acquisition to tradenames, franchise and other operating agreements. Such assets are being amortized on the straight-line basis over the useful lives of the franchise or the contract period of the operating agreements. Certain tradenames, franchise and other operating agreements were amortized over periods up to 40 years on the straight-line basis prior to being written-off at December 31, 1993. The Company assesses the recoverability of goodwill and other intangible assets by projecting future net income, before the effect of amortization of goodwill and other intangible assets, over the remaining amortization period of such assets. The Company's large debt burden requires approximately 60% of the Company's annual cash flow for current interest cost, as a result, it is appropriate to reduce operating income by interest expense to evaluate the recoverability of goodwill and other intangibles. The results of this evaluation allow the Company to assess whether the amortization of the goodwill or other intangible assets balance over its remaining life can be recovered through expected non-discounted future results. The projected future results used in the evaluation performed in 1993 are based on the four year historical trends since the 1989 leveraged buy out. Management believes that the projected future results are the most likely scenario assuming historical trends continue. See Note 2 for further discussion of the write-off of goodwill and other intangible assets.
     (f) DEFERRED FINANCING COSTS. Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense over the terms of the respective debt issues using the interest method.
     (g) PREOPENING COSTS. The Company capitalizes certain costs incurred in conjunction with the opening of restaurants and food services locations and amortizes such costs over a twelve month period from the date of opening.
     (h) INCOME TAXES. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
     (i) INSURANCE. The Company is primarily self insured for workers compensation, general liability, and automobile risks which are supplemented by stop loss type insurance policies. The liabilities for estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. During 1993, the Company changed its method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993 pursuant to Staff Accounting Bulletin
         (SAB) No. 92 issued by the staff of the Securities and Exchange Commission in June 1993 concerning the accounting for environmental and other contingent liabilities. The SAB requires, among other things, that a risk free rate (approximately 4% at December 31, 1993) be used to discount such liabilities rather than a rate based on average cost of borrowing which had been the Company's practice. As a result of this change, the Company recognized an additional liability, measured as of January 1, 1993 through a one-time charge of $12,100,000 (net of income tax benefits of $90,000). The effect of this accounting change on 1993 operating results, in addition to recording the cumulative effect for years prior to 1993, was to increase insurance expense and decrease interest expense by approximately $7,000,000 (see Note 15). The total discounted self-insurance liabilities recorded at December 31, 1992 and 1993 were $120.7 million and $139.5 million, respectively. The related undiscounted amounts at such dates were $142.8 million and $151.9 million, respectively.
     (j) POSTRETIREMENT BENEFITS. In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This new standard requires that the Company's expected cost of retiree health benefits be charged to expense during the years of employee service. Previously, such costs were expensed as paid. See Note 8 for a further description of the accounting for postretirement benefits other than pensions.
     (k) POSTEMPLOYMENT BENEFITS. During November 1992, the Financial Accounting Standards Board issued Statement No. 112 "Employers' Accounting for Postemployment Benefits" which requires that benefits provided to former or inactive employees prior to retirement be recognized as an obligation when earned, subject to certain conditions, rather than when paid. The Company does not expect Statement No. 112 to have a material impact on its operations and will implement this statement during the first quarter of 1994.
                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2 WRITE-OFF OF GOODWILL AND OTHER INTANGIBLE ASSETS
     For the year ended December 31, 1993, the Company's consolidated statement of operations reflects non-cash charges totaling $1,474.8 million, including $1,267.7 million and $207.1 million for the write-off of goodwill and other intangible assets, primarily tradenames and franchise agreements, respectively.
     Since its acquisition in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the acquisition. In assessing the recoverability of goodwill and other intangible assets in prior years, the Company developed projections of future operations which indicated the Company would become profitable within several years and fully recover the carrying value of the goodwill and other intangible assets.
     However, actual results have fallen short of these projections primarily due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. During the fourth quarter of 1993, management determined that the most likely projections of future operating results would be based on the assumption that historical operating trends derived from the last four years would continue rather than projections based on assumptions that the restructuring plan (described in Note 3) will be successful. Thus, the Company has determined that the projected financial results would not support the future amortization of the remaining goodwill balance and certain other intangible assets at December 31, 1993.
     The methodology employed to assess the recoverability of the Company's goodwill and other intangible assets involved a detail six year projection of operating results extrapolated forward 30 years, which approximates the maximum remaining amortization period for such assets as of December 31, 1993. The Company then evaluated the recoverability of goodwill on the basis of this projection of future operations. Based on this projection over the next six years, the Company would have a net loss each year before income taxes and amortization of goodwill and other intangibles. Extension of these trends to include the entire 36 year amortization period indicates that there would be losses each year, unless the restructuring plan or other activities are successful in reversing the present operating trends; thus, the analysis indicates that there is insufficient net income to recover the goodwill and other intangible asset balances at December 31, 1993. Accordingly, the Company wrote off the goodwill balance and certain other intangible asset balances including tradename and franchise agreements for its Denny's, Quincy's, and El Pollo Loco restaurant operations and tradename and location contracts for its contract food and vending services operations. See Note 14 for a description of the Company's operations.
     The projections generally assumed that historical trends experienced by the Company over the past four years would continue. The current mix between company-owned and franchised restaurants was assumed to continue, customer traffic for Denny's, Quincy's, and El Pollo Loco was assumed to decline at historical rates, average check amounts for Denny's, Hardee's, Quincy's, and El Pollo Loco were assumed to increase indefinitely at historical rates due to inflation and changes in product mix, volume for Canteen was assumed to decline at historical rates, and pricing for Canteen was assumed to increase at historical rates, as a result of inflation. Capital expenditures are assumed to continue at a level necessary to repair and maintain current facilities and systems. No new unit growth was assumed. Variable costs for food and labor are assumed to remain at their historical percentage of revenues. Other costs are assumed to increase at the historical inflation rate consistent with revenue pricing increases. Through the year 1999, the Company's projections indicate that interest expense will exceed operating income, which is determined after deducting annual depreciation expense; however, operating income before depreciation is adequate to cover interest expense. A continuation of this trend for the next 30 years does not generate cash to repay the current debt and management assumes it will be refinanced at constant interest rates.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 3 PROVISION FOR RESTRUCTURING CHARGES
     Effective the fourth quarter of 1993, as a result of a comprehensive financial and operational review initiated in 1993, the Company approved a restructuring plan. The plan involves the sale or closure of restaurants, reduction in personnel, a reorganization of certain management structures, and a decision to fundamentally change the competitive positioning of Denny's, El Pollo Loco, and Quincy's. The plan resulted in a restructuring charge, which is comprised of the following:

Write-down of assets......................................................................   $156,179
Severance and relocation..................................................................     24,995
Other.....................................................................................     10,829
Total.....................................................................................   $192,003

     The write-down of assets represents predominantly non-cash adjustments made to reduce to net realizable value approximately 240 of the Company's 1,376 Denny's, Quincy's, and El Pollo Loco restaurants. These 240 restaurants have been identified for sale to franchisees, conversion to another concept, or closure. The write-down of assets also includes a charge of $22 million to establish a reserve for operating leases related to restaurant units which will be sold to franchisees or closed and offices which will be closed.
     Approximately $36 million of the restructuring charges represent incremental cash charges of which approximately $6.5 million had been incurred and paid in 1993. The reorganization of the field management structure of the restaurant group and the contract food services group will result in elimination of a layer of supervisory management and consolidation of field offices resulting in related severance and relocation costs. In addition, the Company will eliminate a number of positions in the corporate marketing, accounting, and administrative functions.
NOTE 4 DEBT
     Short-term borrowings of $39.0 million at December 31, 1992 represent advances under the working capital facility of the Company's credit agreement (Restated Credit Agreement). Interest on the advances under the working capital facility at December 31, 1992 accrued at a weighted average rate of 7.1% per annum and was based on prime or LIBOR. During 1993, an amendment to the Restated Credit Agreement was consummated and included a modification to the requirement that working capital advances under the credit facility be repaid in full and not reborrowed for at least 30 consecutive days during any 13-month period but at least once during each year to provide that working capital advances under the credit facility be paid down to a maximum borrowing thereunder of $100 million in 1993 reducing to $50 million in 1998 for such 30 day period in each year. Accordingly, the $93.0 million outstanding under the working capital portion of the revolving credit facility at December 31, 1993, is classified as long-term debt. The Restated Credit Agreement includes a working capital and letter of credit facility up to a total of $350.0 million with a working capital sublimit of $200.0 million and a letter of credit sublimit of $245.0 million. All amounts outstanding under the facility must be repaid by November 16, 1998. See also discussion below.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
     Long-term debt consists of the following:

                                                                                                           DECEMBER 31,
                                                                                                        1992          1993
                                                                                                          (IN THOUSANDS)
Restated Credit Agreement:
  Borrowings under working capital facility, interest varies with prime and LIBOR at December 31,
     1993 -- 6.5%.................................................................................   $       --    $   93,000
  Senior term loan, due in installments through 1998, interest varies with prime and LIBOR at
     December 31, 1992 -- 6.4375% and December 31, 1993 -- 5.9375%................................      572,505       171,295
Notes and Debentures:
  10.75% Senior Notes due September 15, 2001, interest payable semi-annually......................           --       275,000
  10.875% Senior Notes due December 1, 2002, interest payable semi-annually.......................      300,000       300,000
  11.25% Senior Subordinated Debentures due November 1, 2004, interest payable
     semi-annually................................................................................      722,411       722,411
  11.375% Senior Subordinated Debentures due September 15, 2003, interest payable semi-annually...           --       125,000
  10% Convertible Junior Subordinated Debentures due 2014 (10% Convertible Debentures), interest payable semi-annually; convertible into Company common stock any time prior to maturity at
     $24.00 per share.............................................................................      100,000        99,259
Mortgage Notes Payable:
  10.25% Guaranteed Secured Bonds due 2000........................................................      211,404       208,508
  11.03% Notes due 2000...........................................................................      160,000       160,000
  10.51% Note, due December 1, 1993...............................................................       11,200            --
  Other notes payable, mature over various terms to 20 years, payable in monthly or quarterly
     installments with interest rates ranging from 6.5% to 15.0% (a)..............................       26,882        25,348
Capital lease obligations (see Note 5)............................................................      141,264       190,808
Notes payable secured by equipment, mature over various terms up to 7 years, payable in monthly
  installments with interest rates ranging from 8.5% to 9.64%(b)..................................        1,053        21,912
Sundry indebtedness...............................................................................        4,746         1,305
Total.............................................................................................    2,251,465     2,393,846
Less current maturities (c).......................................................................       71,969        41,668
                                                                                                     $2,179,496    $2,352,178

(a) Collateralized by restaurant and other properties with a net book value of $41.7 million at December 31, 1993.
(b) Collateralized by equipment with a net book value of $23.5 million at December 31, 1993.
(c) Aggregate annual maturities during the next five years of long-term debt are as follows (in thousands): 1994 -- $41,668; 1995 -- $42,450;
    1996 -- $55,293; 1997 -- $96,732, and 1998 -- $119,609.
     The Restated Credit Agreement provides for a senior term loan and a senior revolving credit facility. The Company had drawings under the senior term loan of $572.5 million during 1992 and $778,000 during 1993. The borrowings under the Restated Credit Agreement are secured by the stock of certain operating subsidiaries and the Company's trade and service marks and are guaranteed by certain operating subsidiaries. Such guarantees are further secured by certain operating subsidiary assets.
     The Restated Credit Agreement and indentures under which the debt securities have been issued contain a number of restrictive covenants. Such covenants restrict, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, engage in business activities which are not in the same field as that in which the Company currently operates, mergers and acquisitions, sales of assets, transactions with affiliates and the payment of dividends. In addition, the Restated Credit Agreement contains affirmative and negative financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), and limitations on annual capital expenditures.
     During September 1993, net proceeds of $387.5 million from the issuance of $275 million of 10.75% Senior Notes and $125 million of 11.375% Senior Subordinated Debentures were used to reduce the Company's senior term loan. In

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
connection with the reduction of the senior term loan, the Restated Credit Agreement was amended to include, among other things, the following: an increase in the amount of annual capital expenditures permitted for remodeling and expansion of operations, modification of financial ratios of debt to EBITDA and of interest coverage, a rescheduling of the remaining principal installments under the senior term loan, and modification of the requirement that working capital advances under the credit facility be repaid in full and not reborrowed for at least 30 consecutive days during any 13-month period but at least once during each year to provide that working capital advances under the credit facility be paid down to a maximum borrowing thereunder of $100 million in 1993 reducing to $50 million in 1998 for such 30 day period in each year.
     The Company was in compliance with the terms of the Restated Credit Agreement at December 31, 1993. Under the most restrictive provision of the Restated Credit Agreement (ratio of total debt to EBITDA, as defined), at December 31, 1993, the Company could incur approximately $44.0 million of additional indebtedness.
     At December 31, 1993, the 10.25% guaranteed bonds were secured by, among other things, mortgage loans on 385 restaurants, a lien on the related restaurant equipment, assignment of intercompany lease agreements, and the stock of the issuing subsidiaries. At December 31, 1993, the restaurant properties and equipment had a net book value of $347.8 million. In addition, the bonds are insured with a financial guaranty insurance policy written by a company that engages exclusively in such coverage. Principal and interest on the bonds is payable semiannually. Principal payments total $2.9 million annually through 1995; $12.5 million annually through 1999; and $152.7 million in 2000. The Company through its operating subsidiaries covenants that it will maintain the properties in good repair and expend annually to maintain the properties at least $15.8 million in 1994 and increasing each year to $23.7 million in 2000.
     The 11.03% mortgage notes are secured by a pool of cross collateralized mortgages on 240 restaurants with a net book value at December 31, 1993 of $228.1 million. In addition, the notes are collateralized by, among other things, a security interest in the restaurant equipment, the assignment of intercompany lease agreements and the stock of the issuing subsidiary. Interest on the notes is payable quarterly with the entire principal due at maturity in 2000. The notes are redeemable, in whole, at the issuer's option beginning in July 1993. The Company through its operating subsidiary covenants that it will use each property as a food service facility, maintain the properties in good repair and expend at least $5.3 million per annum and not less than $33 million, in the aggregate, in any five year period to maintain the properties.
     On July 28, 1992, FCI loaned $150.0 million to the Company, on a subordinated basis, in exchange for a note payable. Such borrowing matures on July 28, 2017 and accrues interest at a rate which will yield the amount of cash dividends to be paid by FCI to holders of its preferred stock (approximately 9.45%, assuming no redemption or conversion of the preferred stock).
     At December 31, 1993, the Company has $400 million aggregate notional amount in effect of reverse interest rate exchange agreements with maturities ranging from thirty-six to seventy-two months. The Company receives interest on such notional amount at fixed rates (average rate of 5.64% at December 31, 1993) and pays interest at six months LIBOR in arrears based floating rates on like notional amount. Subsequent to December 31, 1993, an additional $400 million aggregate notional amount of reverse interest rate exchange agreements with maturities of thirty-six months became effective. The Company will receive interest on the notional amount at average fixed rates of 5.29% and pay interest at six months LIBOR in arrears based floating rates on like notional amount. Also at December 31, 1993 the Company has a $50 million aggregate notional amount interest rate exchange agreement which matures within twelve months. The Company pays interest on such notional amount (9.76% at December 31, 1993) and is paid interest at LIBOR based floating rates (3.30% at December 31, 1993) on like notional amount. The net payments on all such agreements are reflected in interest and debt expense.
     The estimated fair value of the Company's long-term debt (excluding capital lease obligations) approximates the principal amount of such debt outstanding at December 31, 1993. Such computations are based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company. The estimated fair value of the $50 million notional amount interest rate exchange agreement at December 31, 1993 is $2.8 million which represents an unrealized loss and is the amount at which such exchange agreement could be settled based on estimates obtained from
                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
dealers. At December 31, 1993, the estimated fair value of the $400 million notional amount of reverse interest rate exchange agreements was zero. The fair value of accounts receivable, short-term borrowings, and accounts payable approximate their carrying value.
NOTE 5 LEASES AND RELATED GUARANTEES
     The Company's operations utilize property, facilities, equipment and vehicles leased from others. In addition, certain owned and leased property, facilities and equipment are leased to others.
     Buildings and facilities leased from others primarily are for restaurants and support facilities. At December 31, 1993, 974 restaurants were operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rental based on a percentage of gross operating profit or gross revenues. Initial terms of land and restaurant building leases generally are not less than twenty years exclusive of options to renew. Leases of other equipment primarily consist of merchandising equipment, computer systems and vehicles, etc.
     As lessor, leasing operations principally consist of merchandising equipment under noncancelable leases for a term of eight years to franchised distributors of a subsidiary. Numerous miscellaneous sublease agreements also exist.
     Information regarding the Company's leasing activities at December 31, 1993 is as follows:

                                                                                                             OPERATING LEASES
                                                                                       CAPITAL LEASES          MINIMUM LEASE
                                                                                    MINIMUM     MINIMUM       PAYMENTS NET OF
                                                                                     LEASE      SUBLEASE    SUBLEASE RENTALS OF
                                                                                    PAYMENTS    PAYMENTS    IMMATERIAL AMOUNTS
                                                                                                  (IN THOUSANDS)
Year:
  1994...........................................................................   $ 45,035    $ 1,836          $  52,800
  1995...........................................................................     39,756      1,822             50,074
  1996...........................................................................     34,833      1,730             46,579
  1997...........................................................................     30,116      1,566             43,030
  1998...........................................................................     23,322      1,360             38,652
  Subsequent years...............................................................    149,004      3,337            229,155
     Total.......................................................................   $322,066    $11,651          $ 460,290
Less imputed interest............................................................    131,258
Present value of capital lease obligations.......................................   $190,808

     The total rental expense included in the determination of operating income for the three years ended December 31, 1991, 1992 and 1993 is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
                                                                                                (IN THOUSANDS)
Basic rents...................................................................     $ 49,114        $ 51,373        $ 56,699
Contingent rents..............................................................       13,305          12,842          12,306
Total.........................................................................     $ 62,419        $ 64,215        $ 69,005

     Total rental expense does not include sublease rental income of $10,068,000, $9,437,000 and $8,998,000 for the three years ended December 31,
1991, 1992, and 1993, respectively.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES
     A summary of the provision (benefit) from income taxes attributable to loss before extraordinary items and cumulative effect of change in accounting principle is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
                                                                                                (IN THOUSANDS)
Current:
  Federal.....................................................................     $  4,374       $    9,452       $  1,423
  State, Foreign and Other....................................................        4,563            4,768          2,837
                                                                                      8,937           14,220          4,260
Deferred:
  Federal.....................................................................      (24,183)         (17,955)       (75,897)
  State, Foreign and Other....................................................       (2,853)          (2,848)        (9,512)
                                                                                    (27,036)         (20,803)       (85,409)
Benefit from income taxes.....................................................     $(18,099)      $   (6,583)      $(81,149)
The total benefit from income taxes related to:
  Loss before extraordinary items and cumulative effect of changes in
     accounting principles....................................................     $(18,099)      $   (6,583)      $(81,149)
  Extraordinary items.........................................................           --          (85,053)          (196)
  Cumulative effect of changes in accounting principles.......................           --           (8,785)           (90)
Total benefit from income taxes...............................................     $(18,099)      $ (100,421)      $(81,435)

     The deferred federal tax benefit for the year ended December 31, 1993 includes a reduction for the utilization of regular tax net operating loss carryforwards of approximately $9.5 million. In addition, the deferred federal tax benefit for the year ended December 31, 1993, has been offset by approximately $2.7 million due to the 1% corporate tax rate increase included in the Omnibus Budget Reconciliation Act of 1993.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES -- Continued
     The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to the deferred income tax liability or asset:

                                                                                                            DECEMBER 31,
                                                                                                          1992        1993
                                                                                                           (IN THOUSANDS)
Deferred tax assets:
Amortization (including write-down) of intangible assets.............................................   $     --    $   3,055
Self-insurance reserves..............................................................................     48,892       15,229
Capitalized leases...................................................................................      7,834          726
Post-retirement benefits.............................................................................     14,749        3,914
Other accruals and reserves (includes restructuring reserves)........................................     58,491       31,583
Alternative minimum tax credit carryforwards.........................................................     12,418       13,330
General business credit carryforwards................................................................      4,751        4,751
Net operating loss carryforwards.....................................................................     71,583       72,539
Less: valuation allowance............................................................................         --     (110,644)
Total deferred tax assets............................................................................    218,718       34,483
Deferred tax liabilities:
Depreciation of fixed assets.........................................................................    270,801       58,344
Amortization of intangible assets....................................................................     78,852           --
Total deferred tax liabilities.......................................................................    349,653       58,344
Total deferred income tax liability..................................................................   $130,935    $  23,861

     The Company has provided a valuation allowance for the portion of the deferred tax asset for which it is more likely than not that a tax benefit will not be realized.
     The difference between the statutory federal income tax rate and the effective tax rate on loss before extraordinary items and cumulative effect of accounting changes is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
Statutory rate................................................................         34%             34%             35%
Differences:
  State, foreign, and other taxes, net of federal income tax benefit..........         (1)             (3)          --
  Amortization and write-off of goodwill......................................        (14)            (20)            (26)
  Portion of losses not benefited as a result of the establishment of
     valuation allowance......................................................      --              --                 (4)
  Other net permanent differences between the tax return and the statement of
     consolidated operations..................................................          2           --              --
Effective tax rate............................................................         21%             11%              5%

     At December 31, 1993, the Company has available, to reduce income taxes that become payable in the future, general business credit carryforwards of approximately $4.7 million which expire in approximately 2000, and alternative minimum tax (AMT) credits of $13.3 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available regular income tax net operating loss carryforwards of $207.2 million, of which approximately $14.4 million expires in 2006 and $192.8 million expires in 2007. Due to the Recapitalization of the Company which occurred during 1992, the Company's ability to utilize general business credits, AMT credits and net operating loss carryforwards which arose prior to 1992 will be limited to a specified annual amount. The annual limitation for the utilization of the tax credit

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES -- Continued
carryforwards is approximately $8 million and the annual limitation for the utilization of the net operating loss carryforwards is approximately $24 million. The usage of the net operating loss carryforward which arose in 1992 of $192.8 million is not expected to be subject to any annual limitation.
NOTE 7 EMPLOYEE BENEFIT PLANS
     The Company maintains several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. The Company's funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company also maintains defined contribution plans.
     Total net pension cost of defined benefit plans for the years ended December 31, 1991, 1992, and 1993 amounted to $4,576,000, $4,311,000 and
$6,103,000, respectively, of which $3,172,000, $2,231,000 and $3,906,000 related to funded defined benefit plans and $1,404,000, $2,080,000 and $2,197,000 related to nonqualified unfunded supplemental defined benefit plans for executives.
     The components of net pension cost of the funded and unfunded defined benefit plans for the three years ended December 31, 1991, 1992, and 1993 determined under SFAS 87 follow:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
                                                                                                (IN THOUSANDS)
Service cost-benefits earned during the year..................................     $  4,707        $  4,979        $  5,794
Interest cost on projected benefit obligations................................        6,980           7,932           8,779
Actual return on plan assets..................................................      (15,350)         (3,125)         (7,134)
Net amortization and deferral.................................................        8,239          (5,475)         (1,336)
Net pension cost..............................................................     $  4,576        $  4,311        $  6,103

     The following table sets forth the funded status of the plans and amounts recognized in the Company's balance sheet for its defined benefit plans:

                                                                                                             DECEMBER 31,
                                                                                                           1992        1993
                                                                                                            (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits......................................................................................   $75,388    $ 94,403
  Non-vested benefits..................................................................................     2,319       2,238
Accumulated benefit obligations........................................................................   $77,707    $ 96,641
Plan assets at fair value..............................................................................   $91,449    $ 96,279
Projected benefit obligation...........................................................................    89,943     111,650
Funded status..........................................................................................     1,506     (15,371)
Unrecognized net loss from past experience different from that assumed.................................     7,791      23,345
Unrecognized prior service cost........................................................................       634         548
Unrecognized net asset at January 1, 1987 being recognized over 15 years...............................      (415)       (232)
Additional liability...................................................................................      (272)    (10,761)
Prepaid (accrued) pension costs........................................................................   $ 9,244    $ (2,471)

     As of December 31, 1992 and 1993, the accrued pension liability related to unfunded plans was $9,940,000 and $10,817,000, respectively, the accumulated benefit obligation was $6,310,000 and $7,711,000, respectively, and the projected benefit obligation was $12,118,000 and $13,758,000, respectively.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued
     Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                                                       1992         1993
Discount rate..................................................................             8.5%     7.5%
Rates of salary progression....................................................         5.0-5.5%     4.0%
Long-term rates of return on assets............................................            10.0%    10.0%

     In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1%-15% of their compensation to the plans. These plans include profit sharing and savings plans under which the Company makes matching contributions, with certain limitations. Amounts charged to income under these plans were $6,706,000, $7,406,000 and $5,327,000 for the years ended December 31, 1991, 1992, and 1993, respectively.
     Incentive compensation plans provide for awards to management employees based on meeting or exceeding certain levels of income as defined by such plans The amounts charged to income under the plans for the years ended December 31, 1991, 1992, and 1993 were as follows: $2,605,000, $5,344,000 and zero. In addition to these incentive compensation plans, certain operations have incentive plans in place under which regional, divisional and local management participate.
NOTE 8 OTHER POSTRETIREMENT BENEFITS
     The Company adopted, in the fourth quarter of 1992, Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" retroactive to January 1, 1992. This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance benefits, during the active service period of covered employees. The Company has recognized the accumulated liability, measured as of January 1, 1992 through a one-time charge of $17,834,000 (net of income tax benefit of $8,785,000). This charge excludes amounts accrued in prior years related to the acquisition of the Company. The effect of this accounting change on 1992 operating results, in addition to recording the cumulative effect for years prior to 1992, was to recognize additional benefits expense of $3,983,000. Accordingly, the operating results for the first three quarters of 1992 have been restated to reflect this change (see Note 15). Prior to 1992, the Company recognized the cost of postretirement benefits in the year the benefits were paid.
     The Plan, which provides certain medical and life insurance benefits for eligible retired employees, is unfunded. The Company's contract food service employees become eligible for such benefits upon at least 15 years of credited service (as defined in the Plan) and retirement at age 55 or later. The Plan also requires monthly medical contributions by retired participants based upon age, credited service, and salary at retirement. Dependent benefits cease after the death of the retiree. Life insurance benefits provided are non-contributory.
     The Company amended the Plan in 1993. The amendment decreased the Company's accumulated benefit obligation at January 1, 1993 by approximately $17,535,000 which is being accounted for by amortization to income over future periods. The amendment curtails life and medical benefits for certain eligible employee groups and phases out the Company's subsidy of the cost of coverage for certain eligible employee groups over a five year period beginning in 1993.
     The components of net periodic postretirement benefit cost determined under SFAS 106 follow:

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                      1992      1993
                                                                                      (IN THOUSANDS)
Service cost-benefits earned during the year......................................   $2,221    $    22
Interest cost on accumulated postretirement benefit obligation....................    2,967      1,428
Net amortization..................................................................       --     (1,639)
Net postretirement benefit cost (income)..........................................   $5,188    $  (189)

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 8 OTHER POSTRETIREMENT BENEFITS -- Continued
     The amount charged to expense for years prior to adoption of SFAS 106 was $1,035,000 for the year ended December 31, 1991. For this period, the cost of providing benefits for the Company's retired participants is not separable from the cost of benefits for the Company's active participants.
     The following table sets forth the amounts recognized in the Company's consolidated balance sheet:

                                                                                      DECEMBER 31,
                                                                                    1992       1993
                                                                                     (IN THOUSANDS)
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees......................................................................   $19,706    $17,676
  Other fully eligible plan participants........................................     5,198        386
  Other active plan participants................................................    13,891        329
  Unrecognized prior service cost (unamortized effect of
     plan amendment)............................................................        --     16,074
  Unrecognized net gain.........................................................        --      3,151
Accumulated postretirement benefit obligation...................................   $38,795    $37,616

     For measuring the expected postretirement benefit obligation, a 20% annual rate of increase in the cost of covered health care and death benefits was assumed for 1994. This rate was assumed to decrease to 6.5% in 1997 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $3,385,000 and would increase the aggregate of the service and interest components of net periodic postretirement benefit cost for the year then ended by $131,000.
     The weighted average discount rate used in determining the accumulated postretirement obligation was 8.5% at December 31, 1992 and 7.5% at December 31, 1993.
NOTE 9 COMMITMENTS AND CONTINGENCIES
     There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with financing matters, civil rights of employees and customers, taxes, sales of franchise rights, and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 31, 1993, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.
     The Company has received proposed deficiencies from the Internal Revenue Service (IRS) for federal income taxes and penalties totalling approximately $46.6 million. Proposed deficiencies of $34.3 million relate to examinations of certain income tax returns filed by Denny's for periods ending prior to the Company's purchase of Denny's on September 11, 1987. These deficiencies primarily involve the proposed disallowance of certain expenses associated with borrowings and other costs incurred at the time of the leveraged buyout of Denny's in 1985 and the purchase of Denny's by the Company in 1987. The Company filed protests of the proposed deficiencies with the Appeals Division of the IRS stating that it believed the proposed deficiencies were erroneous. The Company and the IRS have reached a preliminary agreement on substantially all of the issues included in the original proposed deficiency. Based on this preliminary agreement, the IRS has agreed to waive all penalties and the Company estimates that its ultimate federal income tax deficiency will be less than $5 million. The remaining $12.3 million of proposed deficiencies relate to examinations of certain income tax returns filed by the Company and FCI for the four fiscal periods ended December 31, 1989. The deficiencies primarily involve the proposed disallowance of deductions associated with borrowings and other costs incurred prior to, at and just following the time of the acquisition of the Company in 1989. FCI and the Company intend to vigorously contest the proposed deficiencies because it believes the proposed deficiencies are substantially incorrect.
     On March 26, 1993, a consent decree was signed by the Company and the U.S. Department of Justice resolving a complaint filed by the Department of Justice that alleged that the Company, through Denny's had engaged in a pattern or
                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 COMMITMENTS AND CONTINGENCIES -- Continued practice of discrimination against African-American customers. The Company denied any allegation of wrongdoing. The consent decree, which carries no direct monetary penalties, enjoins the Company from racial discrimination and requires the Company to implement certain employee training and testing programs and provide public notice of Denny's nondiscrimination policies. In a related matter, on March 24, 1993, a public accommodations lawsuit was filed against the Company in California. The lawsuit alleges that certain Denny's restaurants in California have engaged in racially discriminatory practices, and seeks certification as a class action, unspecified actual, compensatory and punitive damages, and injunctive relief.
     On May 24, 1993 and July 8, 1993 two additional public accommodations lawsuits were filed against the Company. The May 24, 1993 action alleges that a Denny's restaurant in Annapolis, Maryland engaged in racially discriminatory practices, and seeks certification as a class action covering all states except California, unspecified actual compensatory and punitive damages, and injunctive relief. Other individual public accommodations cases have also been filed, including some cases which allege substantial compensatory and punitive damages for each plaintiff, statutory damages, and injunctive relief.
     The Company is also the subject of pending and threatened employment discrimination claims principally in California and Alabama. In certain of these claims, the plaintiffs have threatened to seek to represent a class alleging racial discrimination in employment practices at Company restaurants and to seek actual, compensatory and punitive damages, and injunctive relief.
     It is the opinion of Management (including General Counsel), after considering a number of factors, including but not limited to the current status of the litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation or proposed tax deficiencies, the prior experience of the consolidated companies, and the amounts which the Company has accrued for known contingencies that the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.
NOTE 10 SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                                                      TOTAL
                                                                                     TOTAL                        SHAREHOLDER'S
                                                                                  OTHER EQUITY      DEFICIT      EQUITY (DEFICIT)
                                                                                                  (IN THOUSANDS)
Balance December 31, 1990......................................................     $297,572      $  (158,344)     $    139,228
  Activity:
     Net Loss..................................................................           --          (67,575)          (67,575)
     Issuance of Common Stock..................................................        5,324               --             5,324
Balance December 31, 1991......................................................      302,896         (225,919)           76,977
  Activity:
     Net Loss..................................................................           --         (231,095)         (231,095)
     Additional Paid-in-Capital................................................      300,000               --           300,000
Balance December 31, 1992......................................................      602,896         (457,014)          145,882
  Activity:
     Net Loss..................................................................           --       (1,700,834)       (1,700,834)
     Minimum pension liability adjustment......................................      (11,091)              --           (11,091)
Balance December 31, 1993......................................................     $591,805      $(2,157,848)     $ (1,566,043)

NOTE 11 LOSS PER SHARE
     As described in the introduction, the Company is a wholly-owned subsidiary of FCI; accordingly, per share data is not meaningful and has been omitted for all years.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 12 EXTRAORDINARY ITEMS
     The Company recorded losses from extraordinary items as follows:

                                                                                             YEAR ENDED DECEMBER 31, 1992
                                                                                                        INCOME     LOSSES,
                                                                                                         TAX        NET OF
                                                                                            LOSSES     BENEFITS     TAXES
                                                                                                    (IN THOUSANDS)
Recapitalization:
  Premiums paid to retire certain indebtedness..........................................   $170,762    $(62,513)   $108,249
  Write-off of unamortized deferred financing costs on indebtedness retired.............     57,583     (21,080)     36,503
                                                                                            228,345     (83,593)    144,752
Prepayment of Term B Loan:
  Write-off of unamortized deferred financing costs on Term B loan......................     10,099      (1,310)      8,789
Defeasance of Mortgage Notes Payable:
  Premiums paid to defease
     certain indebtedness...............................................................      1,362        (102)      1,260
  Write-off of unamortized deferred financing costs on indebtedness retired.............        648         (48)        600
                                                                                              2,010        (150)      1,860
Total...................................................................................   $240,454    $(85,053)   $155,401
                                                                                             YEAR ENDED DECEMBER 31, 1993
                                                                                                        INCOME     LOSSES,
                                                                                                         TAX        NET OF
                                                                                            LOSSES     BENEFITS     TAXES
                                                                                                    (IN THOUSANDS)
Prepayment of Term Loan:
  Write-off of unamortized deferred financing costs on indebtedness retired.............   $ 26,469    $   (179)   $ 26,290
Recapitalization:
  Premiums and costs to repurchase 10% Convertible Debentures...........................         90         (12)         78
  Write-off of unamortized deferred financing cost on indebtedness retired..............         42          (5)         37
                                                                                                132         (17)        115
Total...................................................................................   $ 26,601    $   (196)   $ 26,405

     Losses during the fourth quarter of 1992 were attributable to the recapitalization and related transactions for premiums paid to retire the 14.75% Senior Notes, 17% Debentures, and 15% Debentures. In addition, the remaining unamortized deferred financing costs related to such indebtedness and the Term A loan under the Prior Bank Credit Agreement, were charged-off simultaneously.
     During the third quarter of 1992, the prepayment of the Term B loan under the Prior Bank Credit Agreement resulted in a charge-off of the remaining unamortized deferred financing costs on the Term B loan. Proceeds received from the sale of 6,300,000 shares of $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock were used to prepay the Term B loan.
     During the second quarter of 1992, $7,648,000 of the Company's 10.25% Guaranteed Secured Bonds were defeased in accordance with the provisions of the bond indenture. Accordingly, premiums were paid on the defeased debt and the related unamortized deferred financing costs were charged-off.
     During the third quarter of 1993, the prepayment of $387.5 million of the Company's term loan under the Restated Credit Agreement resulted in a charge-off of $26.5 million of unamortized deferred financing costs.

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 12 EXTRAORDINARY ITEMS -- Continued
     During the first quarter of 1993, the Company purchased $741,000 in principal amount of 10% Convertible Debentures at 101% of their principal amount plus unpaid accrued interest, pursuant to change in control provisions of the indenture. The repurchase of the 10% Convertible Debentures resulted in a charge of $132,000.
NOTE 13 RELATED PARTY TRANSACTIONS
     The Company expensed annual advisory fees of $1,000,000 during 1991 and 1992, respectively, and $250,000 during 1993 for Gollust, Tierney & Oliver, Incorporated (GTO). Annual advisory fees of $250,000 will be received by GTO through 1994. GTO earned interest of $3,574,000 in 1991 and $1,344,000 in 1992 from senior indebtedness which was previously outstanding. In addition, GTO and related entities received premiums of $2,689,000 related to the redemption of such indebtedness during 1992.
     The Company expensed annual advisory fees to Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) of $200,000 for 1991 and 1992, respectively. DLJ earned interest of $5,298,000 in 1991 from senior indebtedness which was previously outstanding. During 1991, DLJ received $897,000 related to the disposition of certain non-core businesses of the Company. In 1992 DLJ received fees of $1,380,000 related to investment banking services for the sale of the Company's preferred stock, $7,000,000 as financial advisor to the Company, and $3,738,000 related to the exchange of and issuance of certain indebtedness in the recapitalization. DLJ received $4,059,000 during 1993 for investment banking services related to the issuance of indebtedness by the Company.
     In 1992, the Company paid a fee to KKR of $15,000,000 for financial advisory services in connection with the recapitalization. In 1993, KKR received financial advisory fees of $1,250,000.
     In November 1992 in connection with the recapitalization, the Company loaned $13,922,000 to its chairman and chief executive officer, the proceeds of which were used to repay a 1989 loan obtained by the officer for the purchase of FCI common stock. The loan is due in November 1997 and is secured by 812,000 shares of common stock of FCI and certain other collateral. During 1993, the Company earned $789,000 on the loan which accrues interest at 5.6% per annum and is payable at maturity.
NOTE 14 BUSINESS SEGMENTS
     The Company's restaurant operations are concentrated in the western and southeastern United States and consist of Denny's, Hardee's, Quincy's and El Pollo Loco restaurants. The Company's restaurants include basic food concepts found in various segments of the food industry: family restaurants, fast-food hamburger restaurants, steak houses, and char-broiled chicken restaurants. The Company's contract food service business is conducted by Canteen Corporation, which directly and through subsidiaries and independent franchised distributors, engages in vending and contract food and recreation service operations throughout the United States.
     Revenues and operating income by business segment for each of the last three years are as follows:

                                                     YEAR ENDED                 YEAR ENDED                  YEAR ENDED
                                                    DECEMBER 31,               DECEMBER 31,                DECEMBER 31,
                                                        1991                       1992                        1993
                                                             OPERATING                  OPERATING                   OPERATING
                                                REVENUES      INCOME       REVENUES      INCOME       REVENUES       INCOME
                                                                               (IN THOUSANDS)
Restaurants.................................   $2,338,666    $ 191,997    $2,442,991    $ 214,062    $2,598,893    $(1,085,899)
Contract Food Service.......................    1,279,268       45,913     1,277,290       50,947     1,371,312       (313,320)
Corporate and other, net....................           --      (13,950)           --      (18,585)           --        (61,534)
Total.......................................   $3,617,934    $ 223,960    $3,720,281    $ 246,424    $3,970,205    $(1,460,753)

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 14 BUSINESS SEGMENTS -- Continued
     Operating income by business segment for the year ended December 31, 1993 reflects nonrecurring charges for the write-off of goodwill and other intangible assets and the provision for restructuring as follows: restaurants -- $1,265.6 million, contract food service -- $359.8 million, and corporate and other, net -- $41.4 million.
     Depreciation/amortization expense and capital expenditures for each of the last three years are as follows:

                                         DEPRECIATION/AMORTIZATION                          CAPITAL EXPENDITURES
                                 YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                    1991            1992            1993            1991            1992            1993
                                                                       (IN THOUSANDS)
Restaurants..................     $146,850        $155,098        $167,061        $ 93,690        $141,597        $161,891
Contract Food
  Service....................       69,243          68,188          75,540          36,279          35,389          61,174
Corporate and Other..........        2,039           3,905           4,402             329           1,263           2,423
Total........................     $218,132        $227,191        $247,003        $130,298        $178,249        $225,488

     Identifiable assets as of the specified dates are as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1991            1992            1993
                                                                                                (IN THOUSANDS)
Restaurants...................................................................    $2,601,984      $2,598,426      $1,364,377
Contract Food Service.........................................................       683,970         673,811         377,282
Corporate and Other...........................................................       108,511         124,246          62,134
Total.........................................................................    $3,394,465      $3,396,483      $1,803,793

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 15 QUARTERLY DATA (UNAUDITED)
     The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or an annual basis. Selected consolidated financial data for each quarter within 1992 and 1993 are as follows:

                                                                           FIRST        SECOND        THIRD         FOURTH
                                                                          QUARTER      QUARTER       QUARTER        QUARTER
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year Ended December 31, 1992:
Operating revenues.....................................................   $859,784    $  938,465    $  996,154    $   925,878
Operating expenses:
  Product costs........................................................    297,996       323,706       332,369        312,830
  Payroll & benefits...................................................    311,077       329,140       330,190        323,071
  Depreciation & amortization expense..................................     54,231        55,076        56,955         60,929
  Commissions & royalties..............................................     24,924        31,871        41,662         32,446
  Other................................................................    132,243       137,546       149,137        136,458
                                                                           820,471       877,339       910,313        865,734
Operating income.......................................................   $ 39,313    $   61,126    $   85,841    $    60,144
Income (loss) before extraordinary items and cumulative effect of
  change in accounting principle.......................................   $(35,080)   $  (12,501)   $    6,736    $   (17,015)
Net loss...............................................................   $(52,914)   $  (14,361)   $   (2,053)   $  (161,767)
Year Ended December 31, 1993:
Operating revenues.....................................................   $878,968    $1,000,795    $1,075,304    $ 1,015,138
Operating expenses:
  Product costs........................................................    307,701       354,257       370,275        357,435
  Payroll and benefits.................................................    323,657       350,040       357,049        347,761
  Depreciation and amortization expense................................     58,570        60,794        61,507         66,132
  Commissions and royalties............................................     25,915        36,633        47,245         39,035
  Other................................................................    136,042       152,671       171,484        139,921
  Write-off of goodwill and intangible assets..........................         --            --            --      1,474,831
  Provision for restructuring charges..................................         --            --            --        192,003
                                                                           851,885       954,395     1,007,560      2,617,118
Operating income (loss)................................................   $ 27,083    $   46,400    $   67,744    $(1,601,980)
Loss before extraordinary items and cumulative effect of change in
  accounting principle.................................................   $(33,617)   $  (15,398)   $  (10,251)   $(1,603,153)
Net loss...............................................................    (41,139)   $  (15,398)   $  (26,410)   $(1,617,887)

     In the fourth quarter of 1992, the Company retroactively adopted to January 1, 1992 SFAS No. 106. Accordingly, operating expenses for the first, second and third quarters of 1992 have been restated by $1,067,000, $1,071,000, and $806,000, respectively, to reflect charges related to the implementation of this statement.
     During the third quarter of 1993, the Company changed its method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993 pursuant to Staff Accounting Bulletin (SAB) No. 92 issued by the staff of the Securities and Exchange Commission in June 1993 concerning the accounting for environmental and other contingent liabilities. Accordingly, operating expenses for the first and second quarters of 1993 have been restated by $1,869,000 and $1,869,000, respectively, to reflect charges related to the implementation of this pronouncement.

                              FLAGSTAR CORPORATION
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                          PAGE
   V.  Property, Plant and Equipment for the Years Ended December 31, 1991, 1992 and 1993..............................   F-25
  VI.  Accumulated Depreciation and Amortization of Property, Plant and Equipment for the Years Ended December 31,
         1991, 1992 and 1993...........................................................................................   F-28
  IX.  Short-Term Borrowings for the Years Ended December 31, 1991, 1992 and 1993......................................   F-31
   X.  Supplemental Income Statement Information for the Years Ended December 31, 1991, 1992 and 1993..................   F-32

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the Consolidated Financial Statements or Notes thereto.

                                                                      SCHEDULE V
                              FLAGSTAR CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                                                                     COLUMN E       COLUMN F
                                                                         COLUMN C     COLUMN D         OTHER        BALANCE
                                                                         ADDITIONS   RETIREMENTS    CHANGES ADD      AT END
COLUMN A                                                                 AT COST      OR SALES       (DEDUCT)      OF PERIOD
                                                            COLUMN B
                                                           BALANCE AT
                                                           BEGINNING
                                                           OF PERIOD
Classification
Property owned:
  Merchandising equipment...............................   $  180,955    $21,038      $  (4,839)      $(3,641)     $  193,513
  Land, buildings, and improvements:
     Land...............................................      264,328      4,940         (1,252)         (519)        267,497
     Buildings and improvements.........................      791,055     47,554         (3,313)       (3,803)        831,493
  Total.................................................    1,055,383     52,494         (4,565)       (4,322)      1,098,990
  Other property and equipment consisting of furniture
     and fixtures, etc..................................      374,380     37,546         (4,428)          213         407,711
  Total property owned..................................    1,610,718    111,078        (13,832)       (7,750)      1,700,214
Property held under capital leases:
  Building and improvements.............................       90,305      5,583           (450)          (90)         95,348
  Vehicles and other property and equipment.............        4,252     13,637           (570)           33          17,352
  Total property held under capital leases..............       94,557     19,220         (1,020)          (57)        112,700
Total property..........................................   $1,705,275    $130,298     $ (14,852)      $(7,807)     $1,812,914

                                                                      SCHEDULE V
                              FLAGSTAR CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                                                                     COLUMN E       COLUMN F
                                                                         COLUMN C     COLUMN D         OTHER        BALANCE
                                                                         ADDITIONS   RETIREMENTS    CHANGES ADD      AT END
COLUMN A                                                                 AT COST      OR SALES       (DEDUCT)      OF PERIOD
                                                            COLUMN B
                                                           BALANCE AT
                                                           BEGINNING
                                                           OF PERIOD
Classification
Property owned:
  Merchandising equipment...............................   $  193,513    $21,088      $  (4,536)      $ 3,040      $  213,105
  Land, buildings, and improvements:
     Land...............................................      267,497      7,561         (3,869)        1,544         272,733
     Buildings and improvements.........................      831,493     47,734         (8,062)        3,861         875,026
  Total.................................................    1,098,990     55,295        (11,931)        5,405       1,147,759
  Other property and equipment consisting of furniture
     and fixtures, etc..................................      407,711     65,666         (5,470)       (1,205)        466,702
  Total property owned..................................    1,700,214    142,049        (21,937)        7,240       1,827,566
Property held under capital leases:
  Buildings and improvements............................       95,348     15,087           (209)        1,068         111,294
  Vehicles and other property and equipment.............       17,352     21,113           (253)         (432)         37,780
  Total property held under capital leases..............      112,700     36,200           (462)          636         149,074
Total property..........................................   $1,812,914    $178,249     $ (22,399)      $ 7,876      $1,976,640

                                                                      SCHEDULE V
                              FLAGSTAR CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                                                                     COLUMN E       COLUMN F
                                                                         COLUMN C     COLUMN D         OTHER        BALANCE
                                                                         ADDITIONS   RETIREMENTS    CHANGES ADD      AT END
COLUMN A                                                                 AT COST      OR SALES       (DEDUCT)      OF PERIOD
                                                            COLUMN B
                                                           BALANCE AT
                                                           BEGINNING
                                                           OF PERIOD
Classification
Property owned:
  Merchandising equipment...............................   $  213,105    $32,934      $  (4,494)     $ (15,222)    $  226,323
  Land, buildings, and improvements:
     Land...............................................      272,733      6,916         (8,235)           246        271,660
     Buildings and improvements.........................      875,026     53,072        (23,733)       (89,662)       814,703
  Total.................................................    1,147,759     59,988        (31,968)       (89,416)     1,086,363
  Other property and equipment consisting of furniture
     and fixtures, etc..................................      466,702     56,724        (17,690)       (49,987)       455,749
  Total property owned..................................    1,827,566    149,646        (54,152)      (154,625)     1,768,435
Property held under capital leases:
  Buildings and improvements............................      111,294     38,530         (1,075)       (15,992)       132,757
  Vehicles and other property and equipment.............       37,780     37,312         (1,895)          (390)        72,807
  Total property held under capital leases..............      149,074     75,842         (2,970)       (16,382)       205,564
Total property..........................................   $1,976,640    $225,488     $ (57,122)     $(171,007)(1) $1,973,999

(1) Substantially all of the amount represents the write-down of property relating to the Company's restructuring.

                                                                     SCHEDULE VI
                              FLAGSTAR CORPORATION
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                              COLUMN B                                   COLUMN E      COLUMN F
                                                             BALANCE AT                   COLUMN D         OTHER        BALANCE
                                                             BEGINNING                   RETIREMENTS    CHANGES ADD     AT END
COLUMN A                                                     OF PERIOD                    OR SALES       (DEDUCT)      OF PERIOD
                                                                            COLUMN C
                                                                           ADDITIONS
                                                                            CHARGED
                                                                            TO COSTS
                                                                           & EXPENSES
Classification
Property owned:
  Merchandising equipment.................................    $ 49,107      $ 34,117       $(3,535)       $(3,581)     $  76,108
  Buildings and improvements..............................      69,240        54,692        (2,275)           415        122,072
  Other property and equipment consisting of furniture and
     fixtures, etc........................................      82,822        61,726        (2,590)           (80)       141,878
  Total property owned....................................     201,169       150,535        (8,400)        (3,246)       340,058
Property held under capital leases:
  Building and improvements...............................      12,147         9,077          (106)             2         21,120
  Vehicles and other property and
     equipment............................................       1,523         3,046          (171)            52          4,450
  Total property held under capital leases................      13,670        12,123          (277)            54         25,570
Total property............................................    $214,839      $162,658       $(8,677)       $(3,192)     $ 365,628

                                                                     SCHEDULE VI
                              FLAGSTAR CORPORATION
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                                                                           COLUMN E
                                                                 COLUMN B                                   OTHER      COLUMN F
                                                                BALANCE AT                   COLUMN D      CHANGES      BALANCE
                                                                BEGINNING                   RETIREMENTS      ADD        AT END
                          COLUMN A                              OF PERIOD                    OR SALES      (DEDUCT)    OF PERIOD
                                                                               COLUMN C
                                                                              ADDITIONS
                                                                               CHARGED
                                                                               TO COSTS
                                                                              & EXPENSES
Classification
Property owned:
  Merchandising equipment....................................    $ 76,108      $ 34,591       $(3,169)     $ 4,203     $ 111,733
  Buildings and improvements.................................     122,072        57,381        (1,405)       1,167       179,215
  Other property and equipment consisting of furniture and
     fixtures, etc...........................................     141,878        62,495        (4,241)         236       200,368
  Total property owned.......................................     340,058       154,467        (8,815)       5,606       491,316
Property held under capital leases:
  Buildings and improvements.................................      21,120         9,030           (54)       1,132        31,228
  Vehicles and other property and
     equipment...............................................       4,450         7,298          (144)        (407 )      11,197
  Total property held under capital leases...................      25,570        16,328          (198)         725        42,425
Total property...............................................    $365,628      $170,795       $(9,013)     $ 6,331     $ 533,741

                                                                     SCHEDULE VI
                              FLAGSTAR CORPORATION
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                                                                         COLUMN E
                                                               COLUMN B                                   OTHER       COLUMN F
                                                              BALANCE AT                   COLUMN D      CHANGES       BALANCE
                                                              BEGINNING                   RETIREMENTS      ADD         AT END
                         COLUMN A                             OF PERIOD                    OR SALES      (DEDUCT)     OF PERIOD
                                                                             COLUMN C
                                                                            ADDITIONS
                                                                             CHARGED
                                                                             TO COSTS
                                                                            & EXPENSES
Classification
Property owned:
  Merchandising equipment..................................    $111,733      $ 36,215      $  (3,106)    $(10,134)    $ 134,708
  Buildings and improvements...............................     179,215        58,718         (3,136)    (25,733 )      209,064
  Other property and equipment consisting of furniture and
     fixtures, etc.........................................     200,368        64,025         (8,165)    (23,826 )      232,402
  Total property owned.....................................     491,316       158,958        (14,407)    (59,693 )      576,174
Property held under capital leases:
  Buildings and improvements...............................      31,228        10,468           (746)     (3,744 )       37,206
  Vehicles and other property and
     equipment.............................................      11,197        13,679         (1,312)       (301 )       23,263
  Total property held under capital leases.................      42,425        24,147         (2,058)     (4,045 )       60,469
Total property.............................................    $533,741      $183,105      $ (16,465)    $(63,738)(1) $ 636,643

(1) Substantially all of the amount represents the write-down of property relating to the Company's restructuring.

                                                                     SCHEDULE IX
                              FLAGSTAR CORPORATION
                             SHORT-TERM BORROWINGS
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       COLUMN F
                                                                                         COLUMN D       COLUMN E       WEIGHTED
COLUMN A                                                                    COLUMN C      MAXIMUM        AVERAGE       AVERAGE
CATEGORY OF                                                    COLUMN B     WEIGHTED      AMOUNT         AMOUNT        INTEREST
AGGREGATE                                                     BALANCE AT    AVERAGE     OUTSTANDING    OUTSTANDING       RATE
SHORT-TERM                                                      END OF      INTEREST    DURING THE     DURING THE     DURING THE
BORROWINGS                                                      PERIOD        RATE        PERIOD        PERIOD(1)     PERIOD(2)
Working capital and letters of credit:
  For the year ended December 31, 1991.....................    $ 35,000         8.0%     $  70,000       $38,804          9.42%
  For the year ended December 31, 1992.....................      39,000        7.08%        70,100        31,550          7.02%
  For the year ended December 31, 1993.....................          --(3)       --%(3)         --(3)         --(3)         --%(3)

(1) Amount computed by dividing the total of daily outstanding principal balances by the number of days in the year.
(2) Amount computed by dividing total interest expense by the average amount outstanding.
(3) Working capital advances at December 31, 1993 under the Restated Credit Agreement totalled $93,000 and accrued interest at a weighted average interest rate of 6.51%. For the year ended December 31, 1993 the maximum amount outstanding was $103,000, the average amount outstanding during the period was $49,397 and the weighted average interest rate during the period was 6.26%. The Restated Credit Agreement, as amended, provides for the advances outstanding at December 31, 1993 to be classified as long-term.

                                                                      SCHEDULE X
                              FLAGSTAR CORPORATION
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                             (AMOUNTS IN THOUSANDS)
                                  CONSOLIDATED

                                                                                                   COLUMN B
                                                                                         CHARGED TO COSTS AND EXPENSES
                                                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                    COLUMN A                                       DECEMBER 31    DECEMBER 31    DECEMBER 31
                                      ITEM                                            1991           1992           1993
Utilities.......................................................................     $99,668       $ 102,834      $ 113,605
Maintenance and repairs.........................................................     $55,078       $  51,673      $  60,315
Advertising and publicity.......................................................     $72,639       $  79,770      $  89,365

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FLAGSTAR CORPORATION
                                         By: /s/      ROBERT L. WYNN, III
                                                    Robert L. Wynn, III
                                            (Senior Vice President and General
                                                          Counsel)
                                         Date: April 12, 1994
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                                TITLE                               DATE
         /s/            JEROME J. RICHARDSON            Director, Chairman and Chief Executive Officer        April 12, 1994
                                                          (Principal Executive Officer)
                (Jerome J. Richardson)
           /s/                 A. RAY BIGGS             Senior Vice President and Chief Financial Officer     April 12, 1994
                                                          (Principal Financial and Accounting Officer)
                    (A. Ray Biggs)
            /s/                MICHAEL CHU              Director                                              April 12, 1994
                    (Michael Chu)
          /s/              VERA KING FARRIS             Director                                              April 12, 1994
                  (Vera King Farris)
          /s/             HAMILTON E. JAMES             Director                                              April 12, 1994
                 (Hamilton E. James)
          /s/               HENRY R. KRAVIS             Director                                              April 12, 1994
                  (Henry R. Kravis)
          /s/             AUGUSTUS K. OLIVER            Director                                              April 12, 1994
                 (Augustus K. Oliver)
          /s/               PAUL E. RAETHER             Director                                              April 12, 1994
                  (Paul E. Raether)
          /s/             CLIFTON S. ROBBINS            Director                                              April 12, 1994
                 (Clifton S. Robbins)
          /s/             GEORGE R. ROBERTS             Director                                              April 12, 1994
                 (George R. Roberts)
           /s/               L. EDWIN SMART             Director                                              April 12, 1994
                   (L. Edwin Smart)
          /s/             MICHAEL T. TOKARZ             Director                                              April 12, 1994
                 (Michael T. Tokarz)

                               INDEX TO EXHIBITS

EXHIBIT                                                                                                             SEQUENTIAL
  NO.      DESCRIPTION                                                                                               PAGE NO.
* 3.1      Restated Certificate of Incorporation of Flagstar (incorporated by reference to Exhibit 3.1 to the
           Registration Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form S-2")).
* 3.2      Certificate of Amendment to the Restated Certificate of Incorporation of Flagstar dated June 16, 1993
           (incorporated by reference to Exhibit 3.2 to the Form S-2).
* 3.3      By-Laws of Flagstar as amended November 16, 1992 (incorporated by reference to Exhibit 3.2 to
           Flagstar's 1992 Form 10-K, File No. 1-9364).
* 4.1      Indenture between Flagstar and United States Trust Company of New York, as Trustee, relating to the
           10% Debentures (including the form of security) (incorporated by reference to Exhibit 4.9 to the
           Registration Statement on Form S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures S-4")).
* 4.2      Supplemental Indenture, dated as of August 7, 1992, between Flagstar and United States Trust Company of New York, as Trustee, relating to the 10% Debentures (incorporated by reference to Exhibit 4.9A to the 11.25% Debentures S-4).
* 4.3      Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and
           Assignment of Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company,
           dated July 12, 1990 (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the
           Registration Statement on Form S-1 (No. 33-29769) of FCI (the "Form S-1 Amendment")).
* 4.4      Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-1 Amendment).
* 4.5      Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust
           Company relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-1
           Amendment).
* 4.6      Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990
           (incorporated by reference to Exhibit 4.15 to the 11.25% Debentures S-4).
* 4.7      Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990
           (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
* 4.8      Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990
           (incorporated by reference to Exhibit 4.17 to the 11.25% Debentures S-4).
* 4.9      Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South
           Carolina, dated as of November 1, 1990, relating to certain Secured Bonds (incorporated by reference to Exhibit 4.18 to the 11.25% Debentures S-4).
* 4.10     Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured
           Restaurants Trust, and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (No. 33-36345) of Secured
           Restaurants Trust (the "Form S-11")).
* 4.11     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8%
           Notes (incorporated by reference to Exhibit 4.13 to FCI's 1992 Form 10-K, File No. 0-18051 (the "1992
           Form 10-K")).
* 4.12     Supplemental Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8% Notes (incorporated by reference to Exhibit 4.14 to the 1992 Form 10-K).
* 4.13     Form of 10 7/8% Note (incorporated by reference to Exhibit 4.15 to the 1992 Form 10-K).
* 4.14     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11.25% Debentures (incorporated by reference to Exhibit 4.16 to the 1992 Form 10-K).
* 4.15     Form of 11.25% Debenture (incorporated by reference to Exhibit 4.17 to the 1992 Form 10-K).
* 4.16     Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding,
           Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent
           (incorporated by reference to Exhibit 28.1 to the Current Report on Form 8-K of Flagstar filed as of
           November 20, 1992 (the "Form 8-K")).
* 4.17     Closing Agreement dated as of November 12, 1992, among Flagstar and TWS Funding Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.2 to the Form 8-K).
* 4.18     First Amendment to the Amended and Restated Credit Agreement dated as of December 23, 1992
           (incorporated by reference to Exhibit 4.20 to the 1992 Form 10-K).
* 4.19     Second Amendment to the Amended and Restated Credit Agreement dated as of August 5, 1993 (incorporated by reference to Exhibit 4.23 to the Form S-2).

EXHIBIT                                                                                                             SEQUENTIAL
  NO.      DESCRIPTION                                                                                               PAGE NO.
* 4.20     Third Amendment to the Amended and Restated Credit Agreement dated as of December 15, 1993
           (incorporated by reference to Exhibit 4.22 to FCI's 1993 Form 10-K, File No. 0-18051 (the "1993 Form
           10-K")).
* 4.21     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 3/4%
           Notes (incorporated by reference to Exhibit 4.23 to the 1993 Form 10-K).
* 4.22     Form of 10 3/4% Note (incorporated by reference to Exhibit 4.24 to the 1993 Form 10-K).
* 4.23     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11 3/8% Debentures (incorporated by reference to Exhibit 4.25 to the 1993 Form 10-K).
* 4.24     Form of 11 3/8% Debenture (incorporated by reference to Exhibit 4.26 to the 1993 Form 10-K).
*10.1      Flagstar's Executive Incentive Compensation Plan (incorporated by reference to Flagstar's 1986 Form
           10-K, Exhibit 10(iii), File No. 1-9364).
*10.2      Warrant Agreement, dated November 16, 1992, among FCI, TW Associates and KKR Partners II (incorporated by reference to Exhibit 10.41 to the 1992 Form 10-K).
*10.3      Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc.
           (incorporated by reference to Exhibit 10.42 to the Form S-2).
*10.4      Fair Share Agreement dated July 1, 1993 between FCI and the NAACP (incorporated by reference to
           Exhibit 10.43 to the Form S-2).
*10.5      Amendment No. 2 to Stockholders' Agreement, dated as of April 6, 1993, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10 to Flagstar's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File
           No. 1-9364).
*10.6      Employment Agreement between Flagstar and A. Ray Biggs dated February 10, 1992 (incorporated by reference to Exhibit 10.6 to the 1993 Form 10-K).
*10.7      Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to
           Exhibit 10.7 to the 1992 Form 10-K).
*10.8      Form of Supplemental Executive Retirement Plan Trust of Flagstar (incorporated by reference to Exhibit
           10.8 to the 1992 Form 10-K).
*10.9      FCI 1989 Non-Qualified Stock Option Plan, as adopted December 1, 1989 and amended November 16, 1992
           (incorporated by reference to Exhibit 10.9 to the 1992 Form 10-K).
*10.10     FCI 1990 Non-Qualified Stock Option Plan, as adopted July 31, 1990 (incorporated by reference to
           Exhibit 10.9 to the Form S-1 Amendment).
*10.11     Form of Non-Qualified Stock Option Award Agreement pursuant to FCI 1990 Non-Qualified Stock Option
           Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 Amendment).
*10.12     Form of Mortgage related to Secured Restaurants Trust transaction (incorporated by reference to
           Exhibit 10.1 to the Form S-11).
*10.13     Mortgage Note in the amount of $521,993,982, made by Flagstar Enterprises, Inc. in favor of Spartan
           Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.12 to the 11.25% Debentures S-4).
*10.14     Mortgage Note in the amount of $210,077,402, made by Quincy's Restaurants, Inc. in favor of Spartan
           Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.13 to the 11.25% Debentures S-4).
*10.15     Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.14 to the 11.25% Debentures S-4).
*10.16     Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.15 to the 11.25% Debentures S-4).
*10.17     Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
*10.18     Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.17 to the 11.25% Debentures S-4).
*10.19     Bank Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.18 to the 11.25% Debentures S-4).
*10.20     Indemnification Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.19 to the 11.25% Debentures S-4).
*10.21     Liquidity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.20 to the 11.25% Debentures S-4).
*10.22     Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.21 to the 11.25% Debentures S-4).

EXHIBIT                                                                                                             SEQUENTIAL
  NO.      DESCRIPTION                                                                                               PAGE NO.
*10.23     Amended and Restated Lease between Quincy's Realty, Inc. and Quincy's Restaurants, Inc., dated as of
           November 1, 1990 (incorporated by reference to Exhibit 10.22 to the 11.25% Debentures S-4).
*10.24     Amended and Restated Lease between Spardee's Realty, Inc. and Spardee's Restaurants, Inc., dated as of
           November 1, 1990 (incorporated by reference to Exhibit 10.23 to the 11.25% Debentures S-4).
*10.25     Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.24 to the 11.25% Debentures S-4).
*10.26     Form of Assignment of Leases and Rents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.12 to the Form S-11.)
*10.27     Spartan Guaranty, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.26 to the 11.25% Debentures S-4).
*10.28     Form of Hardee's License Agreement related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.14 to the Form S-11).
*10.29     Stock Pledge Agreement among Flagstar Enterprises, Inc. and Secured Restaurants Trust, dated as of
           November 1, 1990 (incorporated by reference to Exhibit 10.28 to the 11.25% Debentures S-4).
*10.30     Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of
           November 1, 1990 (incorporated by reference to Exhibit 10.29 to the 11.25% Debentures S-4).
*10.31     Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
*10.32     Form of Collateral Assignment of Security Documents related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.17 to the Form S-11).
*10.33     Flagstar Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.32 to the 11.25% Debentures S-4).
*10.34     Subordinated Promissory Note, dated July 28, 1992, from Flagstar to FCI (incorporated by reference to
           Exhibit 10.33 to the 11.25% Debentures S-4).
*10.35     Development Agreement between the Company and Hardee's Food Systems, Inc., dated January 1992
           (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (No. 33-47339)
           of FCI (the "Preferred Stock S-1")).
*10.36     Stock and Warrant Purchase Agreement, dated as of August 11, 1992, between FCI and TW Associates
           (incorporated by reference to Exhibit 10.38 to the 11.25% Debentures S-4).
*10.37     Stockholders' Agreement, dated as of August 11, 1992, among FCI, GTO (on behalf of itself and certain affiliated partnerships), DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39 to the 11.25% Debentures S-4).
*10.38     Technical Amendment to the Stockholders' Agreement dated as of September 30, 1992, among FCI , GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39A to the 11.25% Debentures S-4).
*10.39     Richardson Shareholder Agreement, dated as of August 11, 1992, between FCI and Jerome J. Richardson
           (incorporated by reference to Exhibit 10.40 to the 11.25% Debentures S-4).
*10.40     Employment Agreement, dated as of August 11, 1992, between Flagstar and Jerome J. Richardson
           (incorporated by reference to Exhibit 10.41 to the 11.25% Debentures S-4).
*10.41     Employment Agreement, dated as of March 16, 1992, between Flagstar and David F. Hurwitt (incorporated by reference to Exhibit 10.41 to the 1993 Form 10-K).
 12        Computation of Ratio of Earnings to Fixed Charges.
*21        Subsidiaries of Flagstar (incorporated by reference to Exhibit 22 to the Preferred Stock S-1).

* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.