Form 10-Q
period 1994-03-31
FLAGSTAR CORP
filed 1994-05-16
CIK 807862

                                               Sequential Page 1 of 12



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      _____________


Commission file number      1-9364

                              FLAGSTAR CORPORATION
          (Exact name of registrant as specified in its charter)

                     Delaware                               13-3027522
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

                                 203 East Main Street
                       Spartanburg, South Carolina 29319-9966
                 (Address of principal executive offices)
                                (Zip Code)

                                  (803) 597-8700
           (Registrant's telephone number, including area code)

                                  Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of May 16, 1994, 440 shares of the registrant's Common Stock, $.01 par value per share, were outstanding, all of which are owned by registrant's parent, Flagstar Companies, Inc.

PART I  - FINANCIAL INFORMATION


                                                                      FORM 10-Q
Item 1.  Financial Statements





Flagstar Corporation
Statements of Consolidated Operations
For the Three Months Ended March 31, 1994 and 1993
(Unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                        1994        1993
                                                          (In thousands)

Operating Revenues.......................            $  626,273  $ 592,783
Operating Expenses:
  Product cost...........................               217,607    198,163
  Payroll & benefits.....................               227,318    216,319
  Depreciation & amortization expense....                31,713     40,644
  Utilities expense......................                24,438     23,681
  Other..................................                86,371     86,824
                                                        587,447    565,631
Operating Income.........................                38,826     27,152
Other Charges:
  Interest and debt expense..............                57,187     55,659
  Other - net............................                   256       (323)
                                                         57,443     55,336

Loss From Continuing Operations Before
  Income Taxes                                          (18,617)   (28,184)
Benefit From Income Taxes................                (2,411)    (2,236)
Loss From Continuing Operations..........               (16,206)   (25,948)
Loss From Discontinued Operations - Net
  of Income Tax Benefits of:
  $1994-$2,531; 1993 - $5,085                           (10,419)    (7,669)
Extraordinary Item - Net of Income Tax
  Benefit of $51                                              -        (81)
Cumulative Effect of Change in Accounting
  Principle - Net of Income Tax Benefit
  of $4,659..............................                     -     (7,441)
Net Loss.................................            $  (26,625) $ (41,139)

                                                                      FORM 10-Q
Flagstar Corporation
Consolidated Balance Sheets
March 31, 1994 and December 31, 1993
(Unaudited)
                                                    March 31,    December 31,
                                                       1994          1993
                                                              (In thousands)
Assets
Current Assets:
   Cash and cash equivalents................       $   24,514    $    24,174
   Receivables, less allowance for doubtful
     accounts of:
      1994 - $4,073; 1993 - $4,790..........           36,624         32,940
   Merchandise and supply inventories.......           63,881         62,633
   Net assets held for sale.................           87,389        103,208
   Other....................................            3,594          2,495

                                                      216,002        225,450


Property:
   Property owned (at cost):
      Land...................................         268,070        265,345
      Buildings and improvements.............         756,397        749,001
      Other property and equipment...........         416,760        413,212
   Total property owned......................       1,441,227      1,427,558
   Less accumulated depreciation.............         409,425        387,439
   Property owned - net......................       1,031,802      1,040,119
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases..................................         180,039        177,819
   Less accumulated amortization.............          55,747         51,095
   Property held under capital leases - net..         124,292        126,724
                                                    1,156,094      1,166,843
Other Assets:
   Other intangible assets - net.............          24,666         25,567
   Deferred financing costs - net............          89,065         91,086
   Other.....................................          41,112         36,486

                                                      154,843        153,139

            Total Assets                           $1,526,939     $1,545,432

                                                                      FORM 10-Q
Flagstar Corporation
Consolidated Balance Sheets
March 31, 1994 and December 31, 1993
(Unaudited)

                                                         March 31, December 31,
                                                             1994       1993
                                                             (In thousands)

Liabilities
Current Liabilities:
   Current maturities of long-term debt..................$  34,948  $  34,213
   Accounts payable......................................   92,057     93,435
   Accrued salaries and vacations........................   55,435     47,338
   Accrued insurance.....................................   53,109     49,585
   Accrued taxes.........................................   12,688     21,853
   Accrued interest......................................   68,018     41,187
   Accrued restructuring cost............................   15,146     19,404
   Other.................................................   90,948     88,217
                                                           422,349    395,232
Long-Term Liabilities:
   Debt, less current maturities.........................2,321,836  2,341,164
   Deferred income taxes.................................   24,001     23,861
   Liability for self-insured claims.....................   61,294     60,720
   Other non-current liabilities and deferred credits....  140,124    140,495
                                                         2,547,255  2,566,240

Note Payable to FCI                                        150,000    150,000

            Total Liabilities                            3,119,604  3,111,472

Shareholder's Deficit                                   (1,592,665)(1,566,040)

            Total Liabilities & Shareholder's Deficit  $ 1,526,939 $1,545,432

                                                                      FORM 10-Q

Flagstar Corporation
Statements of Consolidated Cash Flows
For the Three Months Ended March 31, 1994 and 1993
(Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                        1994           1993
                                                            (In thousands)
Cash Flows From Operating Activities:
Net loss                                          $   (26,625)     $ (41,139)
Adjustments to reconcile net loss
  to cash flows from operating activities:
  Depreciation and amortization of property            29,878         30,896
  Amortization of goodwill                                ---          6,845
  Amortization of other intangible assets               1,834          2,905
  Amortization of deferred financing costs              1,702          2,461
  Provision for deferred income taxes                     570            800
  Cumulative effect of change in accounting
    principle, net                                        ---          7,441
  Extraordinary item, net                                 ---             81
  Equity in loss of discontinued operations            10,419          7,669
  Other                                                 3,160          2,468
  Decrease (increase) in assets:
    Receivables                                        (3,546)        (1,762)
    Inventories                                        (1,334)        (2,505)
    Other current assets                               (1,099)        (4,074)
    Other assets                                           92         (1,646)
  Increase (decrease) in liabilities:
    Accounts payable                                   (1,377)         8,419
    Accrued salary and vacations                        8,096          6,886
    Accrued taxes                                      (9,166)        (7,751)
    Other accrued liabilities                          11,789         35,606
    Other non-current liabilities and deferred
      credits                                          (2,923)       (15,769)
Total adjustments                                      48,095         78,970
Net cash flows from operating activities               21,470         37,831

Cash Flows From Investing Activities:
  Purchases of property                               (20,139)       (21,624)
  Proceeds from disposition of property                 1,980          9,169
  Receipts from (advances to) discontinued operations  18,065         (3,079)
  Other                                                   187           (561)
Net cash flows from (used in) investing activities         93        (16,095)

                                                                      FORM 10-Q
Flagstar Corporation
Statement of Consolidated Cash Flows
For the Three Months Ended March 31, 1994 and 1993
(Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                           1994        1993
                                                                (In thousands)

Cash Flows From Financing Activities:
  Net repayments under credit agreements                 (13,000)      (17,200)
  Long-term borrowings                                       ---        10,785
  Deferred financing costs                                   (60)         (157)
  Long-term debt payments                                 (8,164)      (12,262)
  Other                                                        1           ---
Net cash flows used in financing activities              (21,223)      (18,834)

Increase (decrease) in cash and cash equivalents             340         2,902
Cash and Cash Equivalents at:
  Beginning of period                                     24,174        20,661

  End of period                                      $    24,514   $    23,563
Supplemental Cash Flow Information:
  Income taxes paid                                  $       668   $     2,874
  Interest paid                                      $    40,354   $    23,998
  Non-cash financing activities:
    Capital lease obligations                        $     3,463   $    12,955

                                                                      FORM 10-Q


FLAGSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994
(Unaudited)


Note 1.  Introduction.

      Flagstar Corporation ("Flagstar" or the "Company") is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and Canteen Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains and a contract food and vending and recreation services business.


Note 2.  Interim Period Presentation.

      The Statements of Consolidated Operations of Flagstar and its subsidiaries for the three months ended March 31, 1994 and 1993 include all adjustments management believes are necessary for a fair presentation of the results of
operations for such interim periods.   All such adjustments are of a normal and
recurring nature.


Note 3.  Per Share Data

      As described in Note 1, the Company is a wholly-owned subsidiary of FCI. Accordingly, per share data is not meaningful and has been omitted for all periods.

Note 4.  Divestiture of Canteen Holdings, Inc.

      On April 27, 1994, the Company announced the signing of a definitive agreement to sell its food and vending subsidiary for $450.0 million. Concurrently, the Company adopted a plan to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Consolidated Balance Sheets and Statements of Consolidation Operations and Cash Flows for 1993 have been reclassified to reflect such businesses as discontinued operations.

      The anticipated sale of the food and vending subsidiary is expected to result in a gain in the Company's second quarter. The dispositions of the concession and recreation services businesses are expected to occur within 12 months and are expected to result in gains in the period of disposal.

      The Company has allocated to the discontinued segment a pro-rata portion of its interest expense of $12.3 million and $11.1 million for the quarters ended March 31, 1994 and 1993, respectively.

                                                                      FORM 10-Q

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations



      The following discussion is intended to highlight significant changes in financial position as of March 31, 1994 and the results of operations for the first quarter of 1994 as compared to the corresponding 1993 period.

      The interim Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Corporation 1993 Annual Report on Form 10-K.


Liquidity And Capital Resources


      At March 31, 1994 and December 31, 1993, the Company had working capital deficits of $206.3 million and $169.8 million, respectively. The increase is attributable primarily to increases in accrued interest and dividends related to the timing of interest payments and a reduction in the carrying value of the Company's net assets held for sale due to a net loss and an excess of receipts over advances from Canteen Holdings, Inc. during the first quarter of 1994.
The Company also reduced its accrued liability for restructuring by $4.3 million at March 31, 1994 in comparison to December 31, 1993 primarily as a result of severance and relocation payments made in the first quarter of 1994. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

     On April 27, 1994, the Company announced the signing of a definitive agreement to sell its food and vending subsidiary, which is owned by Canteen Holdings, Inc., for total consideration of $450.0 million. After payment of expenses and income taxes applicable to the transaction, the Company intends to use a portion of the remaining proceeds to reduce the borrowings outstanding under its Restated Credit Agreement. In addition, the Company intends to sell its food and recreation services subsidiaries which are also owned by Canteen Holdings, Inc. Such transactions are expected to be consummated within twelve months. The net cash proceeds from these transactions are expected to be used to reinvest in its present businesses by improving or expanding its restaurant facilities and to reduce debt.

                                                                      FORM 10-Q


Results of Operations

Three Months Ended March 31, 1994 Compared to Three Months Ended March 31, 1993


      Operating revenues from continuing operations for the first quarter increased by approximately $33.5 million (5.6%) as compared with the same period in 1993. Denny's revenues increased by $17.9 million (5.1%). This increase at Denny's was primarily attributable to increased revenues from distribution operations resulting from Denny's sales of $12.1 million to Canteen, a discontinued segment. Average unit sales for Denny's were unchanged in the first quarter of 1994 in comparison to the same quarter of 1993 reflecting an increase in average check of 7.2% which was offset by a decrease in traffic of 6.7%. The decline in traffic was due to reduced discounting in the first quarter of 1994 as compared to the first quarter of 1993, a comparative 1993 period which included breakfast promotions, and severe winter weather during the first quarter of 1994. The reduction in discounting and trade-ups to higher priced menu items in the first quarter of 1994 resulted in the increase in average check. The number of Company-owned Denny's decreased by 8 units at March 31, 1994 as compared with March 31, 1993 primarily as a result of the sale of 13 Company- operated restaurants to a franchisee on March 30, 1994. Hardee's revenues increased by $9.9 million to $161.1 million during the first quarter of 1994 as compared with the same period of 1993, primarily as a result of the net addition of 38 new restaurants. Hardee's increase in average check of 2.4% during the first quarter of 1994 in comparison to the first quarter of 1993 was more than offset by a 3.0% decrease in traffic resulting in a decrease in average unit sales of 0.6%. The first quarter of 1994 at Hardee's included heavy discounting by competitors in the market segment. Quincy's revenues of $67.5 million in the first quarter of 1994 were flat as compared to the first quarter of 1993. Average unit sales at Quincy's increased 2.1% during the 1994 quarter and are the result of an increase in average check of 5.7% which was mitigated, in part, by a decrease in traffic of 3.4%. Revenues of El Pollo Loco, which account for only 5.0% of total restaurant operating revenues, increased by $5.8 million during the first quarter of 1994 over the same period of 1993 as a result of a 21-unit increase in Company-owned restaurants offset by a 25-unit decrease in franchised and international units. Average unit sales for El Pollo Loco increased 7.2% during the first quarter of 1994 over the same period of 1993 and include increases in traffic of 6.9% and in average check of 0.3%. The majority of the 21-unit increase in Company-operated restaurants was due to the acquisition of high-volume franchise units during the fourth quarter of 1993.

                                                                      FORM 10-Q


      The Company's operating expenses increased by $21.8 million (3.9%) in the first quarter of 1994 as compared with the same period of 1993. A significant portion of this increase is attributable to an increase in operating expenses at Denny's ($13.2 million) and at Hardee's ($7.5 million). Operating expenses at Quincy's decreased by $3.4 million. The increase in operating expenses at Denny's is due primarily to increased revenues and is comprised principally of an increase in product costs of $16.9 million and an increase in payroll and benefits expense of $5.9 million and also reflects reduced depreciation and amortization charges of $5.7 million related to the year-end 1993 write-off of assets. Denny's operating expenses during the first quarter of 1994 also reflect a gain of approximately $3.4 million related to the sale of 13 Company-owned restaurants to a franchisee on March 30, 1994. The increase in operating expenses at Hardee's is also due primarily to increased revenues and consists principally of an increase in payroll and benefits expense of $3.8 million, an increase in product costs of $3.7 million and an increase in occupancy expenses of $1.0 million, and also reflects reduced depreciation and amortization charges of $1.8 million related to the year-end 1993 write-off of assets. Conversely, the $3.4 million decrease in operating expenses at Quincy's is attributable to the decrease in revenues and consists principally of a decrease in product costs of $0.6 million and a decrease in payroll and benefits expenses of $0.3 million, together with reduced depreciation and amortization charges of $2.2 million related to the year-end 1993 write-off of assets. Corporate and other expenses increased by $0.9 million due primarily to an increase in payroll and benefits expense of $0.3 million and an increase in occupancy expenses of $0.3 million, and also reflects reduced depreciation and amortization charges of $0.5 million related to the year-end 1993 write-off of assets.

      Interest and debt expense increased by $1.5 million in the first quarter of 1994 as compared to the same period of 1993, primarily due to an increase in cash interest of $1.9 million. This increase is attributable to the higher fixed interest rates which accrued during the 1994 quarter on the $400.0 million of senior notes and senior subordinated debentures which were issued during the third quarter of 1993 to refinance a portion of the Company's bank facility which accrued interest at lower variable rates. Such increases were offset, in part, by lower interest rates charged on the Company's remaining variable rate indebtedness during the 1994 quarter in comparison to the prior year quarter. The increase in cash interest was offset, in part, by a reduction in non-cash interest expense of $0.4 million resulting primarily from reduced amortization of deferred financing costs. This reduction relates to the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's indebtedness under its bank facility in September 1993.


      The Company's contract food and vending and recreation services businesses which are accounted for as discontinued operations included operating revenues of $314.0 million during the first quarter of 1994, an increase of $27.8 million (9.7%) over the same period of 1993. The increase in revenues includes a $23.4 million (9.6%) increase in the food and vending segment of Canteen primarily due to revenues from acquisitions consummated during 1993. The revenues from the concession and recreation services operations increased by $4.4 million (10.1%) to $47.6 million during the first quarter of 1994 as compared to the same period of 1993. Operating expenses for Canteen's contract food and vending and recreation services businesses increased by $26.6 million primarily due to increases in product cost of $11.5 million and payroll and benefits expense of $10.9 million, respectively.

                                                                      FORM 10-Q

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

      Not applicable.

Item 2.           Changes in Securities.

      Not applicable.

Item 3.           Defaults upon Senior Securities.

      Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5.           Other Information.

      Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

      a.  The following is filed as an exhibit to this report:
          Exhibit Number      Description
              10.1            Stock Purchase Agreement among Flagstar
                              Corporation, Canteen Holdings, Inc., Compass
                              Group, PLC, and Compass Holdings, Inc. dated as of April 26, 1994.

              10.2 Fourth Amendment, Waiver and Consent, dated as of April 26, 1994, to the Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N. A., as managing agent.


      b. The Registrant filed a report on Form 8-K dated January 24, 1994 providing certain information regarding Item 5 Other Events related to the fourth quarter of 1993. This filing reported the write-off of $1.5 billion in goodwill and other intangible assets and a charge for restructuring costs during the fourth quarter ended December 31, 1993. Such charges were reflected in the financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                                                                      FORM 10-Q



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FLAGSTAR CORPORATION


Date: May 16, 1994            By:         /s/ Robert L. Wynn, III
                                    Robert L. Wynn, III
                                    Senior Vice President and
                                    General Counsel


Date: May 16, 1994            By:         /s/ A. Ray Biggs
                                    A. Ray Biggs
                                    Senior Vice President and
                                    Chief Financial Officer