Form 10-K/A
period 1993-12-31
FLAGSTAR CORP
filed 1994-06-29
CIK 807862

                                                                    FORM 10-K/A
                            Sequential Page 1 of 31



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  Form 10-K/A

                                Amendment No. 1

                 Annual Report Pursuant to Section 13 or 15 (d)
                     Of The Securities Exchange Act Of 1934


                              FLAGSTAR CORPORATION

               (Exact name of registrant as specified in charter)

           Delaware                                    13-3027522
  (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)               Identification No.)

           203 East Main Street                        29319-9966
        Spartanburg, South Carolina                    (zip code)
           (Address of principal
            executive offices)
      Registrant's telephone number, including area code: (803) 597-8700.
                              ____________________

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Flagstar Thrift Plan and the Denny's, Inc. Profit Sharing Retirement Plan.

                                                                    FORM 10-K/A



    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.      Financial Statements and Supplemental Data

     Part IV, Item 14.     Exhibits and Financial Statement Schedules, and
                           Reports on Form 8-K.

     Exhibit 23.1 Consent of Deloitte & Touche pursuant to Note to Required Information of Form 11-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           FLAGSTAR CORPORATION
                                                                   (Registrant)



DATE:  June 29, 1994                                    BY:  /s/   A. R. Biggs
                                                                    A. R. Biggs
                              Senior Vice President and Chief Financial Officer

                                                                    FORM 10-K/A

     Part II, Item 8.  Financial Statements and Supplemental Data of the
Annual Report for 1993 on Form 10-K is hereby amended to include the following:


                              FINANCIAL STATEMENTS

                                       OF

                                   FORM 11-K

                                 ANNUAL REPORT


                         Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                        Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1993


Full title of the plans and the address of the plans, if different from that of the issuer named below:

      1.  FLAGSTAR THRIFT PLAN

      2.  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

               C/O DENNY'S INC.
               203 E. MAIN STREET
               SPARTANBURG, SOUTH CAROLINA  29319


Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               FLAGSTAR CORPORATION
               203 EAST MAIN STREET
               SPARTANBURG, SC  29319-9966



     Part IV, Item 14 (a) (1) of the Annual Report on Form 10-K for the period ended December 31, 1993 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:


      1.  Financial Statements At December 31, 1993 and 1992 and for
           Each of the Three Years in the Period Ended December 31, 1993, Supplemental Schedules for the Year Ended December 31, 1993, and Independent Auditors' Report.


      2.  Financial Statements At December 31, 1993 and 1992 and for
           Each of the Three Years in the Period Ended December 31, 1993, Supplemental Schedules for the Year Ended December 31, 1993, and Independent Auditors' Report.



     The financial statements described in 1. and 2. above are included as pages 4 through 30 herein.

     Part IV, Item 14 (a) (3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 31, 1993 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

           Exhibit No.                                       Description

             23.1 Consent of Deloitte & Touche pursuant to Note to Required Information of Form 11-K.

     The consent described as Exhibit No. 23.1 is included as page 31 herein.

                                                                    FORM 10-K/A


     FLAGSTAR THRIFT PLAN

     Financial Statements at December 31, 1993 and 1992 and for each of the Three Years in the Period Ended December 31, 1993, Supplemental Schedules for the Year Ended December 31, 1993, and Independent Auditors' Report.



INDEPENDENT AUDITORS' REPORT


The Administrative Committee
Flagstar Thrift Plan

We have audited the accompanying statements of net assets available for benefits as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 of the Flagstar Thrift Plan (the "Plan"), formerly the Thrift Plan for Noncontract Employees of TW Services, Inc. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1993 and 1992 and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche

Greenville, SC
June 20, 1994

Flagstar Thrift Plan

Statements of Net Assets Available for Benefits
December 31, 1993 and 1992


                                                       December 31,        December 31,
                                                           1993                1992
ASSETS:
Investments:
  Flagstar Companies, Inc. common stock (Cost of
     $6,396,614 in 1993 and $5,660,859 in 1992)        $ 3,144,195         $ 5,240,200
  U. S. Government notes and bonds (Cost of
     $4,186,308 in 1993 and $4,004,394 in 1992)          4,338,050           4,118,468
  Dreyfus Equity Fund, Inc. (Cost of $11,699,625
     in 1993 and $10,930,433 in 1992)                   12,578,236          12,137,998
  Vanguard Explorer Equity Fund  (Cost of
     $3,675,385 in 1993 and $2,960,551 in 1992)          4,713,297           4,110,715
  Interest Fund - US Government and government
     agency debt securities (Cost of $5,166,894
     in 1993)                                            5,221,136              -
  Interest Fund - insurance contracts
     (at contract value)                                37,987,211          43,736,431
  Loans to participants                                  2,696,647           2,380,491
Total Investments                                       70,678,772          71,724,303

RECEIVABLES:
Accrued income                                           1,323,096             186,594
Contributions receivable:
  Participants                                             577,849             997,359
  Employer                                                 240,283             246,806
Accrued transfers from Denny's
  Profit Sharing Plan                                       12,529               5,804
Total Receivables                                        2,153,757           1,436,563

CASH AND CASH EQUIVALENTS                                5,241,932           1,556,342
TOTAL ASSETS                                            78,074,461          74,717,208

LESS - LIABILITIES:
Accrued distributions                                        -                 609,985
Accrued liabilities                                        292,779             211,745
TOTAL LIABILITIES                                          292,779             821,730

NET ASSETS AVAILABLE FOR BENEFITS                      $77,781,682         $73,895,478

See notes to financial statements.


Flagstar Thrift Plan


Statements of Changes in Net Assets Available for Benefits
Years Ended December 31, 1993, 1992, and 1991

                                                      1993           1992           1991
Increase in net assets:
INVESTMENT INCOME:
Net (depreciation) appreciation
  in fair value of investments                    $(3,067,360)   $ 1,765,659    $ 3,374,200
Dividend income                                     1,491,440        592,047        541,906
Interest income                                     4,251,321      4,140,387      4,044,771
Investment income - net                             2,675,401      6,498,093      7,960,877

CONTRIBUTIONS:
Participants                                        6,058,275      5,554,905      5,103,916
Employer                                            2,364,196      2,217,032      2,051,642
Total contributions                                 8,422,471      7,771,937      7,155,558

TOTAL INCREASE IN NET ASSETS                       11,097,872     14,270,030     15,116,435

Decrease in net assets:
DISTRIBUTIONS TO PARTICIPANTS                      (7,334,238)    (5,819,279)   (10,374,513)

OTHER ADDITIONS(DEDUCTIONS):
Transfers from Denny's Profit Sharing Plan              5,369      1,632,537
Administrative expenses                              (492,784)      (357,189)      (182,960)
Total                                                (487,415)     1,275,348       (182,960)

NET INCREASE IN NET ASSETS BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE        3,276,219      9,726,099      4,558,962

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                           609,985          -              -

NET INCREASE IN NET ASSETS AVAILABLE FOR
  BENEFITS                                          3,886,204      9,726,099      4,558,962

NET ASSETS AVAILABLE FOR BENEFITS,
  BEGINNING OF YEAR                                73,895,478     64,169,379     59,610,417

NET ASSETS AVAILABLE FOR BENEFITS,
  END OF YEAR                                     $77,781,682    $73,895,478    $64,169,379

See notes to financial statements.

FLAGSTAR THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

1.   DESCRIPTION OF PLAN

     General - The Flagstar Thrift Plan (the "Plan"), formerly the Thrift Plan for Noncontract Employees of TW Services, Inc., is a qualified deferred compensation plan subject to the Employee Retirement Income Security Act of 1974. Any salaried employee of Flagstar Corporation ("Flagstar" or the "Company" and the Plan's Administrator), Canteen Corporation (Canteen) and Flagstar Systems, Inc. (FSI) who has attained age 21 and has completed twelve months of service with the Company is eligible to participate in the Plan.

     Pre-tax contributions deductions are limited to 10% of eligible compensation or $8,994 in 1993, $8,728 in 1992, and $8,475 in
     1991, whichever is less. After-tax contributions are limited to 10% of each employee's eligible compensation; however, no after-tax contribution can be made by an employee in any month in which the employee makes a pre-tax contribution. The Company contributes an amount equal to 25% of each participating employee's after-tax contributions, and 25% of employee pre-tax contributions up to 6% of such employee's compensation, plus 75% of the first $500 per year of employee pre-tax contributions.

     Participating employees may elect to have their contributions initially invested 100% (except the Company Stock Fund as described below) in any one, or in multiples of 25% in up to any four, of the following: Company Stock Fund, U. S. Government Bond Fund, one or more available mutual funds and trust funds of equity securities (both called Equity Funds), and an Interest Fund which consists of insurance contracts and government obligations that provide fixed interest rates on the Fund investments, but in no event may more than 25% of the participating employee's contribution for any pay period be invested in the Company's common stock. Employees may at any time, but only once in any one calendar quarter, direct certain transfers of investments arising from their contributions in prior years. A participating employee, however, may not transfer amounts to the Company Stock Fund to exceed 25% of his total investment in the Plan.

     All Company contributions vest immediately to the employees. In the event the Plan should be terminated, all remaining Plan assets would be allocated to members as described in the full text of the Plan.

     Effective October 14, 1991, administrative expenses of the Plan are paid from the assets of the Plan. Previously, such expenses were paid by the Company.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting - The financial statements of the Plan are presented on the accrual basis of accounting.

     Investments - Investments in the Company Stock Fund, the U. S. Government Bond Fund, the Equity Funds and the Interest Fund (government obligations) are carried at market values as determined by published market prices. The investment in the Interest Fund (insurance contracts) is valued at the contract value, which represents contributions made under the contract, plus interest earned, less withdrawals and administrative expenses.

     Cash and cash equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.

     Benefits payable - In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a deferred contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the plan. As of December 31, 1993, net assets available for benefits included benefits of $1,229,729 due to participants who have withdrawn from participation in the Plan.

     Transfers from other benefit plans - During 1993 and 1992 a number of participants in the Denny's, Inc. Profit Sharing Retirement Plan (the "Denny's, Inc. Plan"), became salaried employees of Flagstar, Canteen, or FSI. As a result, the account balances of these participants in the Denny's, Inc. Plan were transferred to the Plan.


3.   PARTICIPANT LOANS

     Effective October 1, 1991, the Plan introduced a participant loan program. Under this program, participants can borrow up to the lesser of 50% of the vested portion of their account balance or the amount of $50,000 less the highest outstanding loan balance during the prior 12 month period. The minimum loan amount is $1,000 and each employee can have only one loan outstanding at any time. The Plan documents indicate that a reasonable rate of interest will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments, with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participants salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1993 have a range of interest rates from 6.0% to 8.5% and are due on various dates from July 1996 to June 1998.

     As of December 31, 1993, there were approximately $197,500 of additional loans to participants in process for which the proceeds were actually paid to participants after December 31, 1993.


4.   PARTICIPANTS

     As of December 31, 1993, 1992, and 1991 there were approximately 4,400, 4,200 and 3,800 participants respectively in the Plan out of the total eligible participants of approximately 7,700, 7,200 and 5,500.

5.   INVESTMENTS


     Assets held for investment at December 31, 1993 and 1992 are as follows:


                                                        December 31,
     Description                                1993                  1992


     Flagstar Companies, Inc. common stock   $ 3,144,195         $ 5,240,200

     United States Government Notes and Bonds:

       9.00% due February 15, 1994               201,500             211,061
       8.75% due August 15, 1994                 516,095             534,530
       7.00% due April 15, 1999                  539,375             515,780
       6.75% due May 31, 1997                    530,780             515,780
       8.625% due October 15, 1995               322,782             327,093
       9.50% due May 15, 1994                    102,250             107,063
       7.875% due July 15, 1996                  324,189             322,314
       8.00% due August 15, 1999                 226,000             216,438
       8.00% due January 15, 1997                218,812             215,938
       7.875% due January 15, 1998               331,500             322,407
       6.375% due July 15, 1999                  262,578                -
       6.00% due November 30, 1997               259,220              -
       5.125% due March 31, 1998                 250,937              -
       5.50% due April 15, 2000                  252,032              -
       8.625% due November 15, 1993                 -                208,376
       10.125% due May 15, 1993                     -                102,438
       11.75% due November 15, 1993                 -                106,750
       8.75% due August 15, 1993                    -                412,500
          Total                                4,338,050           4,118,468


     Mutual Funds:
       Vanguard Explorer Equity Fund, Inc.     4,713,297           4,110,715
       Dreyfus Equity Fund, Inc.              12,578,236          12,137,998
         Total                                17,291,533          16,248,713

                                                        December 31,
     Description                                1993                  1992

     Interest Fund: government obligations

       US Treasury Bond
       7.25% due May 15, 2016                $   346,202               -
       US Treasury Bond
       7.50% due November 15, 2016             2,320,548               -
       Government National Mortgage Assn.
       9.00% due October 15, 2019                 61,798               -
       Federal Home Loan Mortgage Corp.
       9.00% due July 1, 2020                    169,936               -
       Federal Home Loan Mortgage Corp.
       9.00% due August 1, 2020                  175,307               -
       Federal Home Loan Mortgage Corp.
       8.50% due June 1, 2022                    166,425               -
       Federal Home Loan Mortgage Corp.
       8.50% due June 1, 2022                    212,276               -
       Government National Mortgage Assn.
       8.00% due August 15, 2022                  61,758               -
       Federal Home Loan Mortgage Corp.
       8.50% due December 1, 2022                179,307               -
       Federal Home Loan Mortgage Corp.
       8.00% due January 1, 2023                 235,082               -
       Federal Home Loan Mortgage Corp.
       8.00% due February 1, 2023                112,796               -
       Federal Home Loan Mortgage Corp.
       7.50% due July 1, 2023                    348,096               -
       Federal Home Loan Mortgage Corp.
       7.50% due August 1, 2023                  471,870               -
       Government National Mortgage Assn.
       8.00% due September 15, 2023              180,043               -
       Government National Mortgage Assn.
       7.50% due September 15, 2023              179,692               -

          Total                                5,221,136               -

                                                        December 31,
     Description                                1993                  1992

     Interest Fund: Insurance Contracts

       Hartford Life Insurance Company
       8.50% due April 30, 1997              $ 8,703,946         $ 8,075,659
       Great West Life Assurance Co.
       9.09% due April 30, 1994                2,699,090           2,497,242
       Great West Life Assurance Co.
       9.00% due April 30, 1996                5,108,241           4,717,886
       Mutual Life Insurance Co. of NY
       9.72% due April 30, 1995                5,453,137           5,003,272
       Principal Mutual Life Insurance Co.
       9.00% due April 30, 1996                2,265,344           2,092,246
       Principal Mutual Life Insurance Co.
       9.72% due April 30, 1996                7,072,307           6,488,839
       New York Life Insurance Co.
       7.35% due April 30, 1994                6,685,146               -
       New York Life Insurance Company
       7.7% due April 30, 1993                     -               6,296,142
       Principal Mutual Life Insurance Co.
       9.36% due April 30, 1993                    -               6,221,703
       Merrill Lynch Series Fund Inc.              -                  42,543
       Penn Mutual Life Insurance Co.
       9.33% due April 30, 1993                    -               2,300,899
          Total                               37,987,211          43,736,431



       Loans to participants                   2,696,647           2,380,491

       TOTAL INVESTMENTS                     $70,678,772         $71,724,303

The net (depreciation) appreciation including investments bought, sold and held by type of security, during the years ended December 31, 1993, 1992, and 1991 is summarized as follows:

                                                      1993           1992           1991

     Flagstar Companies, Inc. common stock        $(3,110,586)   $ 1,228,757    $    25,944
     United States Government obligations                  50        (17,721)        91,292
     Vanguard Explorer Equity Fund                    105,075        412,752      1,223,909
     Dreyfus Equity Fund, Inc.                       (140,270)       141,871      2,004,628
     Interest Fund: insurance contracts                  -              -            28,427
     Interest Fund: government debt securities         78,371           -              -

     Net (Depreciation) Appreciation              $(3,067,360)   $ 1,765,659    $ 3,374,200

6.   TAX STATUS

     The Plan obtained its latest determination letter on July 6, 1988, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code.


7.   PLAN AMENDMENTS

     Effective October 1991, the Plan was amended to allow for participant loans (See Note 3), and also provided for administrative expenses to be paid by the Plan. These expenses had previously been paid by the Company.

     Effective June 16, 1993, the name of the Plan was changed to the "Flagstar Thrift Plan" in connection with the corporate name change from TW Services, Inc. to Flagstar Corporation.



8.   SUBSEQUENT EVENT

     Effective June 17, 1994, the Company sold the Food and Vending division of Canteen. As a result, the related plan participants will be given the option to withdraw from the Plan. Management has not estimated the impact of this event at this time.

FLAGSTAR THRIFT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT, DECEMBER 31, 1993

                                    SHARES,
                                   UNITS OR                              MARKET
DESCRIPTION                        PAR VALUE             COST           VALUE


FLAGSTAR COMPANIES, INC.
  common stock                       339,913         $ 6,396,614    $ 3,144,195

UNITED STATES GOVERNMENT NOTES AND BONDS:

  9.00% due February 15, 1994     $  200,000             204,662        201,500
  8.75% due August 15, 1994          500,000             520,393        516,095
  7.00% due April 15, 1999           500,000             500,781        539,375
  6.75% due May 31, 1997             500,000             503,125        530,780
  8.625% due October 15, 1995        300,000             301,784        322,782
  9.50% due May 15, 1994             100,000              99,938        102,250
  7.875% due July 15, 1996           300,000             298,219        324,189
  8.00% due August 15, 1999          200,000             210,313        226,000
  8.00% due January 15, 1997         200,000             211,813        218,812
  7.875% due January 15, 1998        300,000             315,750        331,500
  6.375% due July 15, 1999           250,000             261,953        262,578
  6.00% due November 30, 1997        250,000             258,984        259,220
  5.125% due March 31, 1998          250,000             249,570        250,937
  5.50% due April 15, 2000           250,000             249,023        252,032
     Total                                             4,186,308      4,338,050


MUTUAL FUNDS:

 Vanguard Explorer Equity Fund, Inc. 104,485           3,675,385      4,713,297
 Dreyfus Equity Fund, Inc.           960,171          11,699,625     12,578,236
     Total                                            15,375,010     17,291,533

FLAGSTAR THRIFT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT, DECEMBER 31, 1993


                                            PAR                         MARKET
DESCRIPTION                                VALUE          COST           VALUE

INTEREST FUND:  US GOVERNMENT AND GOVERNMENT
                AGENCY DEBT SECURITIES

  US Treasury Bond
  7.25% due May 15, 2016               $   320,000    $   353,628    $   346,202
  US Treasury Bond
  7.50% due November 15, 2016            2,090,000      2,247,549      2,320,548
  Government National Mortgage Assn.
  9.00% due October 15, 2019                57,687         62,501         61,798
  Federal Home Loan Mortgage Corp.
  9.00% due July 1, 2020                   159,893        170,486        169,936
  Federal Home Loan Mortgage Corp.
  9.00% due August 1, 2020                 164,947        175,875        175,307
  Federal Home Loan Mortgage Corp.
  8.50% due June 1, 2022                   158,185        167,528        166,425
  Federal Home Loan Mortgage Corp.
  8.50% due June 1, 2022                   201,766        211,854        212,276
  Government National Mortgage Assn.
  8.00% due August 15, 2022                 58,654         62,210         61,758
  Federal Home Loan Mortgage Corp.
  8.50% due December 1, 2022               170,430        180,496        179,307
  Federal Home Loan Mortgage Corp.
  8.00% due January 1, 2023                224,936        236,182        235,082
  Federal Home Loan Mortgage Corp.
  8.00% due February 1, 2023               107,926        113,424        112,796
  Federal Home Loan Mortgage Corp.
  7.50% due July 1, 2023                   337,002        349,343        348,096
  Federal Home Loan Mortgage Corp.
  7.50% due August 1, 2023                 456,829        472,175        471,870
  Government National Mortgage Assn.
  8.00% due September 15, 2023             170,994        181,361        180,043
  Government National Mortgage Assn.
  7.50% due September 15, 2023             173,318        182,282        179,692
     Total                                              5,166,894      5,221,136

FLAGSTAR THRIFT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT, DECEMBER 31, 1993


                                                                   CONTRACT
DESCRIPTION                                           COST           VALUE

INTEREST FUND: INSURANCE CONTRACTS

  Hartford Life Insurance Company
  8.50% due April 30, 1997                        $ 8,703,946    $ 8,703,946
  Great West Life Assurance Co.
  9.09% due April 30, 1994                          2,699,090      2,699,090
  Great West Life Assurance Co.
  9.00% due April 30, 1996                          5,108,241      5,108,241
  Mutual Life Insurance Co. of NY
  9.72% due April 30, 1995                          5,453,137      5,453,137
  New York Life Insurance Company
  7.35% due April 30, 1994                          6,685,146      6,685,146
  Principal Mutual Life Insurance Co.
  9.00% due April 30, 1996                          2,265,344      2,265,344
  Principal Mutual Life Insurance Co.
  9.72% due April 30, 1996                          7,072,307      7,072,307
     Total                                         37,987,211     37,987,211

LOANS TO PARTICIPANTS                               2,696,647      2,696,647 (1)

TOTAL INVESTMENTS                                 $71,808,684    $70,678,772




(1) Represents estimated fair value of loans to participants.

FLAGSTAR THRIFT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS (SINGLE TRANSACTIONS), YEAR ENDED DECEMBER 31, 1993

Description of Security            Purchase/Sale           Cost         Proceeds     Gain(Loss)

Principal Mutual Life Insurance Co.
9.36% due April 30, 1993                Sale           $ 5,555,169    $ 5,555,169        -

UMB Federal I (*)                      Purchase         15,191,664         -             -

UMB Federal I (*)                       Sale             8,778,916      8,778,916        -

UMB Federal I (*)                       Sale             8,008,667      8,008,667        -





(*)  UMB Federal I represents cash equivalents of the Plan.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

Financial Statements at December 31, 1993 and
1992 and for each of the Three Years in the Period Ended December 31, 1993, Supplemental
Schedules for the Year Ended December 31, 1993 and Independent Auditors' Report



INDEPENDENT AUDITORS' REPORT


The Administrative Committee
Denny's, Inc. Profit Sharing Retirement Plan:

We have audited the accompanying statements of net assets available for benefits as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 of the Denny's, Inc. Profit Sharing Retirement Plan (the "Plan"). These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche

Greenville, SC
June 20, 1994

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS,
DECEMBER 31, 1993 AND 1992



                                        December 31,    December 31,
                                            1993           1992

ASSETS

Investments:
  Contracts with
     insurance companies                $70,647,246     $67,574,395
  Mutual funds  (Cost of $10,451,907 in
     1993 and $8,305,423 in 1992)        11,504,037       9,678,279
  Flagstar Companies, Inc. common
     stock (Cost of $5,864,437 in 1993
     and $5,189,939 in 1992)              3,157,210       5,293,876

Total Investments                        85,308,493      82,546,550

Receivables:
  Employer's contribution                   283,015         306,726
  Participants' contributions               275,427         150,502
  Accrued interest                            7,199          18,717

Total Receivables                           565,641         475,945

Cash and cash equivalents                 6,188,914       9,185,172

TOTAL ASSETS                             92,063,048      92,207,667

LESS - LIABILITIES

Distributions payable to
   participants                                -          1,895,401
Accrued liabilities                         158,083         385,828
Accrued transfer to Flagstar
   Thrift Plan                                 -              5,804

TOTAL LIABILITIES                           158,083       2,287,033

NET ASSETS AVAILABLE FOR BENEFITS       $91,904,965     $89,920,634


See notes to financial statements.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, and 1991

                                                               1993          1992          1991
Increase in net assets:

INVESTMENT INCOME:
 Net (depreciation) appreciation in fair
  value of investments                                     $(3,120,431)  $ 1,633,390    $ 1,872,471
 Interest income                                             5,026,877     5,737,496      6,694,800
 Dividend income                                               944,907       347,419        317,361
     Investment Income, net                                  2,851,353     7,718,305      8,884,632
CONTRIBUTIONS:
 Employer                                                    3,146,775     3,023,131      3,530,927
 Participants                                                8,005,818     8,115,638      8,214,710
     Total contributions                                    11,152,593    11,138,769     11,745,637
TOTAL INCREASE IN NET ASSETS                                14,003,946    18,857,074     20,630,269

Decrease in net assets:

DISTRIBUTIONS TO PARTICIPANTS:
 Distribution of participants' accounts                    (13,891,947)  (17,758,693)   (19,003,956)
 Less forfeitures allocable to remaining participants          383,260       516,821        412,736

     Net distributions to participants                     (13,508,687)  (17,241,872)   (18,591,220)

OTHER DEDUCTIONS:
  Transfers to Flagstar Thrift Plan                             (5,369)   (1,632,537)          -
  Administrative expenses                                     (400,960)     (414,499)      (510,551)
TOTAL DECREASE IN NET ASSETS                               (13,915,016)  (19,288,908)   (19,101,771)

NET INCREASE (DECREASE) IN NET ASSETS BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    88,930      (431,834)     1,528,498

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE        1,895,401          -              -

NET INCREASE (DECREASE) IN NET ASSETS                        1,984,331      (431,834)     1,528,498

NET ASSETS AVAILABLE FOR BENEFITS, BEGINNING OF YEAR        89,920,634    90,352,468     88,823,970

NET ASSETS AVAILABLE FOR BENEFITS, END OF YEAR             $91,904,965   $89,920,634    $90,352,468

See notes to financial statements.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1993



1.   DESCRIPTION OF PLAN

     General - The Denny's, Inc. Profit Sharing Retirement Plan (the "Plan") is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974, to which member employees contribute 1% to 15% of their salaries on a weekly basis, with annual limitations of $8,994 in 1993, $8,728 in 1992, and $8,475 in 1991. Any United States employee of Denny's, Inc. (the "Company") and its domestic subsidiaries who has attained age 21 and who has completed twelve months of service with the Company, is eligible to participate in the Plan.

     Effective January 1, 1990, the Plan was amended and restated for changes relating to Company contributions, investment options, and other matters. The Administrative Committee believes that these changes will not adversely affect the previously determined tax-exempt status of the Plan, and intends to apply to the Internal Revenue Service for a ruling to that effect (Note 6).

     At July 1, 1990, a special election period was designated. The election allowed participants to redistribute both their contributions and matching Company contributions to any of the available investment options. Investment in Flagstar Companies, Inc. common stock was limited to 25% of their total amount. All elections were executed per their instructions. Funds of participants who did not respond to the election were placed in the Employee Income Fund.

     Contributions and Withdrawals - Contributions to the Plan can be invested in any combination of four funds chosen by the participants: Employee Income Fund, Employee Dreyfus Fund, Employee Explorer Fund, and Flagstar Companies Employee Stock Fund. Contributions are temporarily invested in short-term money market deposits and/or commercial paper until employee elections are executed. The Employee Income Fund consists of insurance contracts that provide fixed interest rates on the Fund investments. The Dreyfus Equity Fund and Explorer Equity Fund are mutual equity funds that provide dividends and gains/losses as the market fluctuates. The Flagstar Companies Employee Stock Fund (formerly TW Holdings Employee Stock Fund) is invested in Flagstar Companies, Inc. Common Stock which also generates gains/losses as the market fluctuates.

     The Company's contributions to the Plan match employee contributions up to the first 3% of each employee's salary at the rate of $1.00 for each employee dollar contributed (net of forfeitures). These Company contributions are made to the Plan monthly and are invested to mirror the employee election.

     Contributions to the Plan are not taxable to a participant when contributed. Similarly, the earnings on the participant's accounts are not taxable when earned. However, any withdrawal from the Plan is taxable to the participant in the year of the withdrawal.

     Vesting and Participant Accounts - A participant's contributions and earnings on those contributions are 100% vested at all times. Company contributions related to participants that joined the Plan prior to January 1, 1988 vest at 20% each year and become fully vested after five years of employment with the Company. Participants who joined the Plan after December 31, 1987 have no vesting until after five years, at which time they become 100% vested.

     A separate account is maintained for each Plan participant. The account balances for Plan participants are adjusted periodically as follows:

     a)  Monthly for contributions and participant withdrawals.
     b) Quarterly for a pro rata share of income, gains and losses on investments and expenses, determined by the relative percentage of the participant's average account balance in comparison to the total average account balance of all participants' accounts.

     Termination - While the Company has not expressed any intent to terminate the Plan, it is free to do so at any time. In the event of termination of the Plan, each participant automatically becomes fully vested to the extent of the balance in the participant's separate account after reflection of the fund's activity to the date of such termination.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting - The financial statements of the Plan are presented on the accrual basis of accounting.

     Investment Valuation - Investments in insurance contracts are valued at contract value, which represents contributions made under the contract, plus interest earned, less withdrawals and administrative expenses. Investments in money market deposits and commercial paper are carried at cost, which approximates market. Investments in marketable equity securities and mutual equity funds are carried at their quoted market price as of the valuation date.

     Contributions - Contributions (in the form of withholding from wages) from employees are recorded for all pay periods completed prior to year end. Contributions from Denny's, Inc. are accrued in the period in which they become obligations of the Company.

     Transfers to Other Benefit Plan - During 1993 and 1992 a number of Denny's, Inc. employees who were participants in the Plan became employees of Flagstar Corporation, Canteen Corporation or Flagstar Systems, Inc. As a result, the account balances of these participants were transferred to the Thrift Plan for NonContract Employees of Flagstar Corporation.

     Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts (see Note
     4).

     Benefits Payable - In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the plan. As of December 31, 1993, net assets available for benefits included benefits of $2,391,794 due to participants who have withdrawn from participation in the Plan.

     Cash and Cash Equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.

3.   INVESTMENTS

     Assets held for investment are as follows:

                                                   December 31,
                                                1993           1992

     Interest Fund: Insurance Contracts

       John Hancock Mutual Life Ins. Co.
       5.87% due 12/31/96                   $15,873,128    $15,000,000
       Metropolitan Life Ins. Co.
       6.00% due 12/12/12                     9,128,025      5,000,000
       Allstate Life Ins. Co.
       6.95% due 1/2/97                       3,762,128      3,517,651
       Lehmann Government Sec. Ins.
       5.85% due 6/30/95                      4,358,549      4,115,721
       John Hancock Mutual Life Ins. Co.
       7.95% due 12/30/94                     3,152,005      3,635,096
       Metropolitan Life Ins. Co.
       8.63% due 12/31/94                     4,661,902      8,583,084
       Mutual Benefit Life
       11.25% due 12/31/94                    1,741,962      1,741,962
       IDS Life Insurance Company
       8.25% due 1/4/94                      26,452,735     24,551,166
       IDS Life Insurance Company
       6.10% due 8/24/95                      1,516,812      1,429,715

       TOTAL                                 70,647,246     67,574,395


     Mutual Funds:

       Dreyfus Equity Fund                    7,983,084      6,910,556
       Vanguard Explorer Equity Fund          3,520,953      2,767,723
       Total                                 11,504,037      9,678,279

     Flagstar Companies, Inc.
     Common Stock                             3,157,210      5,293,876

     TOTAL INVESTMENTS                      $85,308,493    $82,546,550

     The net (depreciation) appreciation (including investments bought, sold and held), by type of security, during the years ended
     December 31, 1993, 1992 and 1991 is summarized as follows:

                                 1993          1992          1991
     Flagstar Companies, Inc.
       common stock          $(2,886,509)  $ 1,320,399   $    13,296
     Vanguard Explorer
       Equity Fund               (32,403)      249,723       761,233
     Dreyfus Equity Fund        (201,519)       63,268     1,097,942

                             $(3,120,431)  $ 1,633,390   $ 1,872,471


     Effective July 16, 1991, the State of New Jersey assumed control of Mutual Benefit Life Insurance Company, Inc. (Mutual), as a result of approximately $1,000,000,000 in policy surrenders during the period immediately preceding the seizure. The Plan's investment in an insurance contract with Mutual as of December 31, 1993 and 1992, including accrued interest totalled approximately $1.7 million.
     The contract was scheduled to mature on December 31, 1991, however, Plan management received correspondence from Mutual indicating that due to the State of New Jersey's seizure of control and the severe restrictions placed on withdrawals, they would not be able to release the scheduled maturity payment on the Plan's contract. A rehabilitation plan, proposed by an industry consortium, was approved by the Superior Court of New Jersey in November 1993. Under such plan, mutual contract holders can continue to participate in the contracts, in which case such holders will receive a reduced interest rate and extended maturity through December 2003, or accept a current maturity value at 55% of the contract value. Management intends to hold this contract to the extended maturity date; therefore, no reduction in carrying value has been recorded.

4.   ADMINISTRATIVE EXPENSES

     Prior to October 14, 1991, certain administrative expenses incurred by the Plan were allocated between the Plan and Denny's, Inc.
     These expenses   included payments to outside vendors as well as
     in-house expenses incurred by Denny's, Inc. for accounting and processing. In-house expenses incurred by Denny's, Inc. and charged to the Plan for processing and accounting amounted to approximately $161,000 for the year ended December 31, 1991. Effective October 14, 1991, the Profit Sharing Administrative Committee voted to discontinue the allocation to Denny's, Inc. of a portion of the Plan's expenses paid to outside vendors. In addition, they agreed that Denny's, Inc. would no longer charge the Plan for a portion of the accounting and processing expenses incurred by Denny's, Inc. on the Plan's behalf.

5.   PARTICIPANTS

     As of December 31, 1993, 1992, and 1991 there were approximately 9,000, 8,600, and 8,700 participants, respectively in the Plan out of the total eligible participants of approximately 24,300, 24,200, and 24,000, respectively.

6.   TAX STATUS

     The Plan obtained its latest determination letter on July 19, 1985, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT, DECEMBER 31, 1993


                                Shares,
                                Units or                  Market
Description                     Par Value      Cost       Value

Flagstar Companies, Inc.
  Common Stock                    341,320  $ 5,864,437 $ 3,157,210

Mutual Funds:

  Dreyfus Equity Fund             609,396    7,528,157   7,983,084
  Vanguard Explorer Equity Fund    78,053    2,923,750   3,520,953

  Total                                     10,451,907  11,504,037

                                                          Contract
Interest Fund: Insurance Contracts             Cost        Value

  John Hancock Mutual Life Ins. Co.
  5.87% due 12/31/96                        15,873,128  15,873,128
  Metropolitan Life Ins. Co.
  6.00% due 12/12/12                         9,128,025   9,128,025
  Allstate Life Ins. Co.
  6.95% due 1/2/97                           3,762,128   3,762,128
  Lehmann Government Sec. Inc.
  5.85% due 6/30/95                          4,358,549   4,358,549
  John Hancock Mutual Life Ins. Co.
  7.95% due 12/30/94                         3,152,005   3,152,005
  Metropolitan Life
  8.63% due 12/31/94                         4,661,902   4,661,902
  Mutual Benefit Life
  11.25% due 12/31/91                        1,741,962   1,741,962
  IDS Life Insurance Company
  8.25% due 1/4/94                          26,452,735  26,452,735
  IDS Life Insurance Company
  6.10% due 8/24/95                          1,516,812   1,516,812

  TOTAL                                     70,647,246  70,647,246


TOTAL INVESTMENTS                          $86,963,590 $85,308,493

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993                              (Single Transactions)


Description of Security            Purchase/Sale        Cost          Proceeds       Gain(Loss)

MetLife GIC
8.63% due 12/31/94                     Sale         $ 4,660,845     $ 4,660,845          -

John Hancock Mutual Life Ins. Co.
5.87% due 12/31/96                   Purchase        15,000,000           -              -

Metropolitan Life Ins. Co.
6.00% due 12/12/12                   Purchase         5,000,000           -              -

NationsBank Daily Income Fund (*)      Sale          20,533,560      20,533,560          -

Nations Prime Portfolio
Trust A Shares (*)                   Purchase         4,749,928           -              -





(*)  Represents cash equivalents of the Plan



DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS,
YEAR ENDED DECEMBER 31, 1993                          (Series of Transactions)

                                       Number of
                                      Transactions                Dollar Value              Realized
Description of Security            Purchases    Sales       Purchases         Sales        Gain (Loss)

Met Life GIC
8.63% due 12/31/94                                 1                      $  4,660,845          -

John Hancock Mutual Life Ins. Co.
5.87% due 12/31/96                       13               $15,873,128            -              -

Metropolitan Life Ins. Co.
6.00% due 12/12/12                       13                 5,321,572            -              -



                                       30
                                                                    FORM 10-K/A

                                                                   EXHIBIT 23.1

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-35098 and 33-35099 of Flagstar Corporation (formerly TW Services, Inc.)
on Form S-8 of our reports dated June 20, 1994 appearing in this Annual Report on Form 11-K of the Flagstar Thrift Plan (formerly the Thrift Plan for Noncontract Employees of TW Services, Inc.) and the Denny's, Inc. Profit Sharing Retirement Plan for the year ended December 31, 1993.



Deloitte & Touche
Greenville, South Carolina
June 29, 1994