Form 10-K405
period 1994-12-31
FLAGSTAR CORP
filed 1995-03-27
CIK 807862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to
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

      Registrant's telephone number, including area code: (803) 597-8000.
          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS         WHICH REGISTERED
        None                      None

        Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X               No
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 15, 1995, 440 shares of registrant's Common Stock, $.01 par value per share, were outstanding, all of which are owned by registrant's parent, Flagstar Companies, Inc.

TABLE OF CONTENTS

                                                                                                                         PAGE
PART I
Item 1.    Business.....................................................................................................    1
Item 2.    Properties...................................................................................................    7
Item 3.    Legal Proceedings............................................................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders..........................................................    9
PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................................   10
Item 6.    Selected Financial Data......................................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................   11
Item 8.    Financial Statements and Supplementary Data..................................................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................   16
PART III
Item 10.   Directors and Executive Officers of the Registrant...........................................................   17
Item 11.   Executive Compensation.......................................................................................   20
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................................   27
Item 13.   Certain Relationships and Related Transactions...............................................................   30
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................   36
INDEX TO FINANCIAL STATEMENTS...........................................................................................  F-1
SIGNATURES..............................................................................................................

                                     PART I
ITEM 1. BUSINESS
INTRODUCTION
     Flagstar Corporation ("Flagstar") is one of the largest restaurant companies in the United States, operating (directly and through franchisees) more than 2,500 moderately priced restaurants.
     Flagstar's restaurant operations are conducted through three principal chains or concepts. Denny's is the nation's largest chain of family-oriented full service restaurants, with over 1,500 units in 49 states and six foreign countries, including 498 in California and Florida. According to an independent survey conducted in 1994, Denny's has the leading share of the national market in the family segment. Hardee's is a chain of quick-service restaurants of which Flagstar, with 595 units located primarily in the Southeast, is the largest franchisee. Although specializing in sandwiches, Flagstar's Hardee's restaurants serve fresh fried chicken and offer a breakfast menu that accounts for approximately 39% of total sales and features the chain's famous "made-from-scratch" biscuits. Quincy's, with more than 200 locations, is one of the largest chains of steakhouse restaurants in the southeastern United States, offering steak, chicken and seafood entrees as well as a buffet food bar, called the "Country Sideboard." A weekend breakfast buffet is available at most Quincy's locations. Flagstar also operates El Pollo Loco, a chain of 209 quick-service restaurants featuring flame-broiled chicken and steak products and related Mexican food items, with a strong regional presence in California.
     Although operating in three distinct segments of the restaurant industry -- family-style, quick-service and steakhouse -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During the past year, Flagstar remodeled 245 of its Company-owned restaurants and added a net of 59 (both franchised and Company-owned) new restaurants to its chains.
     Incorporated in 1980, Flagstar is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). FCI is a holding company that was organized in Delaware in 1988 in order to effect the acquisition of Flagstar in 1989. On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization (the "Recapitalization"), which included, among other things, an equity investment by TW Associates, L.P. ("TW Associates") and KKR Partners II, L.P. ("KKR Partners II") (collectively, "Associates"), partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR"). As a result of such transactions, Associates acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc. As used herein, the term "Company" includes Flagstar and its subsidiaries, except as the context otherwise requires.
     As a result of the 1989 acquisition of Flagstar, the Company became and remains very highly leveraged. As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, while the Company's cash flows have been, and are expected to continue to be, sufficient to cover interest costs, operating results since the acquisition in 1989 have fallen short of expectations. Such shortfalls have resulted from negative operating trends as evidenced by consistently low annual growth in average unit sales at the Company's Denny's, Quincy's and El Pollo Loco restaurants and decreased sales volume, primarily during the period 1990 through 1993, at the Company's (now sold) food and vending business. These trends have been due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. In the fourth quarter of 1993, management determined that the most likely projections of future results were those based on the assumption that these historical operating trends of each of the Company's restaurant concepts and at its food and vending business would continue, and that such projected financial results of the Company would not support the carrying value of the remaining balance of goodwill and certain other intangible assets. Accordingly, such balances were written-off during 1993. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements for additional information.
RESTAURANTS
     The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its three principal chains, the strong market positions and consumer recognition enjoyed by each of these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive new management team. The Company owns or has rights in all trademarks it believes are material to its restaurant operations. Denny's and Quincy's may benefit from the demographic trend of aging baby boomers and the growing population of elderly persons. The largest percentage of "family style" customers comes from the 35 and up age group. The Company expects its chain of Hardee's restaurants to maintain its strong market position in the Southeast.
                                       1

     During the fourth quarter of 1993, the Company approved a restructuring plan which included the following key features: (1) the identification of units for sale, closure or conversion to another concept because of poor operating performance or location in markets that have been determined to be nonstrategic (with a resulting write-down of such units to their net realizable values); (2) changes to the field management structure to eliminate a layer of management and increase the regional managers' "span of control"; and (3) consolidation of certain Company operations and elimination of overhead positions in the field and in certain of its corporate functions. The restructuring charge reflected in the Company's 1993 Consolidated Financial Statements consisted primarily of the write-down in the carrying value of assets referred to in (1) above and severance and relocation costs associated with (2) and (3) above. During 1994 the Company completed the realignment of the field and corporate management structure contemplated by the restructuring and adjusted the estimated costs associated with these components of the restructuring plan. Specific plans to fundamentally change the competitive positions of Denny's, Quincy's and El Pollo Loco are ongoing, as discussed below.
  DENNY'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1990      1991      1992      1993
Operating Units (end of year)
  Owned/operated....................................................................      992       996     1,013     1,024
  Franchised........................................................................      306       330       382       431
  International.....................................................................       60        65        65        59
Revenues (in millions) (1)..........................................................   $1,407    $1,429    $1,449    $1,546
Operating Income (Loss) (in millions) (1)...........................................   $  118    $  128    $  130    $ (625)(2)
Depreciation and Amortization (in millions) (1).....................................   $   68    $   75    $   82    $   88
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,209    $1,232    $1,231    $1,233
  Franchised........................................................................   $  949    $1,040    $1,065    $1,057
Average Check.......................................................................   $ 4.20    $ 4.37    $ 4.56    $ 4.76

                                                                                       1994
Operating Units (end of year)
  Owned/operated....................................................................     978
  Franchised........................................................................     512
  International.....................................................................      58
Revenues (in millions) (1)..........................................................  $1,548
Operating Income (Loss) (in millions) (1)...........................................  $  123
Depreciation and Amortization (in millions) (1).....................................  $   68
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,247
  Franchised........................................................................  $1,060
Average Check.......................................................................  $ 4.75

(1) Includes distribution and processing operations.
(2) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $716 million. For a discussion of the write-off and restructuring and the reasons therefor, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     Denny's is the largest full-service family restaurant chain in the United States in terms of both number of units and total revenues and, according to an independent survey conducted in 1994 by Consumer Reports on Eating Share Trends (CREST), an industry market research firm, Denny's has the leading share of the national market in the family segment. Denny's restaurants currently operate in 49 states, Puerto Rico, and six foreign countries, with principal concentrations in California, Florida, Texas, Washington, Arizona, Pennsylvania, Illinois, and Ohio. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast, steaks, seafood, hamburgers, chicken and sandwiches) and provide both counter and table service for breakfast, lunch and dinner as well as a "late night" menu.
     The Company acquired the Denny's chain in September 1987. Since the acquisition, the Company has reduced corporate level overhead (including through the relocation of key operating personnel to the Company's Spartanburg, South Carolina headquarters), accelerated Denny's remodeling program, added point-of-sale ("POS") systems to the chain's restaurants, simplified the menu and created new advertising and marketing programs.
     In 1994, the Company began to implement a "reimaging" strategy intended to result in a fundamental change in the competitive positioning of Denny's. This reimaging strategy involves all restaurants within a market area and includes an updated exterior look, new signage, an improved interior layout with more comfortable seating and enhanced lighting. Reimaging also includes a new menu, new menu offerings, new uniforms, and enhanced dessert offerings, including in some markets Baskin-Robbins(Register mark) ice cream. The Company completed the reimaging of 124 restaurant units during 1994 and plans to significantly increase the number of restaurants reimaged in 1995. A typical remodeling under the reimaging strategy requires approximately ten days to complete (with the temporary closing of the restaurant), is managed by the Company's in-house design and construction staff, and currently costs approximately $325,000 per unit. A reimaged market is supported by increased marketing expenditures and a marketing campaign directed specifically toward the reopening of the restaurants. The Company's reimaging program during 1995 includes the San Diego, Tampa, and South Florida markets.
     Prior to the implementation of the reimaging strategy in 1994, remodeling of Denny's restaurant units was principally based on an evaluation of the maintenance needs of the restaurant with no fundamental change in the image of the restaurant chain. Individual restaurants within a market were remodeled, and the reopening of the restaurant was not
                                       2
supported by marketing. As a result, there was no consistent demonstrable increase in revenues as a result of the previous remodeling programs. Prior to 1994, the Company had not attempted a reimaging program for any of its concepts. Although preliminary results of the current program indicate that year-over-year sales increases are 15% to 20% in reimaged restaurants, no assurance can be given that such program will result in a long-term reversal of historical trends.
     The Company completed the rollout of its Denny's restaurants with POS systems in 1993. This system provides hourly sales reports, cash control and marketing data and information regarding product volumes. POS systems improve labor scheduling, provide information to evaluate more effectively the impact of menu changes on sales, and reduce the paperwork of managers.
     Marketing initiatives in 1995 will focus on the positioning of Denny's as the price value leader within its segment, offering value menus at breakfast, lunch, and dinner, and the reimaging of units in selected markets. The Company intends to support these initiatives by using television marketing in its reimaging markets and co-op advertising with franchisees in other markets. These promotions are designed to capitalize on the strong public recognition of the Denny's name.
     The Company intends to open relatively few Company-owned Denny's restaurants and to expand its franchising efforts in 1995 in order to increase its market share, establish a presence in new areas and further penetrate existing markets. To accelerate the franchise expansion, the Company will identify units to sell to franchisees which are not part of its growth strategy for Company-owned Denny's units. These units are in addition to the 105 units previously identified to be sold or closed under the Company's 1993 restructuring plan (of which, at December 31, 1994, 16 such units had been sold or closed). The restructured field management infrastructures established to serve the existing Denny's system are expected to provide sufficient support for additional units with moderate incremental expense. Expanded franchising also will permit the Company to exploit smaller markets where a franchisee's ties to the local community are advantageous.
     During 1994, the Company added a net of 81 new Denny's franchises, of which 47 units were previously owned by the Company, bringing total franchised units to 512, or 33% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is 4% of gross sales. In 1994, Denny's realized $38.8 million of revenues from franchising. Franchisees also purchase food and supplies from a Company subsidiary.
     The average unit sales for Company-owned Denny's units has increased only slightly during the past five years principally as a result of declining traffic counts, offset by increases in average check. The restructuring and reimaging programs at Denny's are intended to increase customer satisfaction and traffic. While initial results indicate that year-over-year sales increases are in the range of 15% to 20% in reimaged markets completed in 1994, the Company has not previously attempted a reimaging program such as the one being undertaken. There can be no assurance that implementation of the program will result in a long-term reversal of Denny's previous operating trends. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements, for discussion of such trends and the write-off of goodwill and certain other intangible assets during 1993.
  HARDEE'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1990      1991      1992      1993
Operating Units (end of year)
  Owned/operated....................................................................      483       500       528       564
Revenues (in millions)..............................................................   $  510    $  525    $  607    $  682
Operating Income (Loss) (in millions)...............................................   $   52    $   52    $   72    $ (179)(1)
Depreciation and Amortization (in millions).........................................   $   40    $   40    $   44    $   48
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,077    $1,062    $1,185    $1,255
Average Check.......................................................................   $ 2.64    $ 2.72    $ 2.88    $ 3.09

                                                                                       1994
Operating Units (end of year)
  Owned/operated....................................................................     595
Revenues (in millions)..............................................................  $  701
Operating Income (Loss) (in millions)...............................................  $   76
Depreciation and Amortization (in millions).........................................  $   41
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,206
Average Check.......................................................................  $ 3.11

(1) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $260 million. For a discussion of the write-off and restructuring and the reasons therefor, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company is HFS' largest franchisee, operating 17% of Hardee's restaurants nationwide. HFS is the fifth largest sandwich chain in the United States based on national systemwide sales. Of the 595 Hardee's restaurants operated by the Company at December 31, 1994, 574 were located in ten southeastern states. The Company's Hardee's restaurants provide uniform menus in a quick-service format targeted to a broad spectrum of customers. The restaurants offer hamburgers, chicken, roast beef and fish sandwiches, hot dogs, salads and low-fat yogurt, as well as a breakfast menu featuring Hardee's popular "made-from-scratch" biscuits. To add variety to its menu, further differentiate its restaurants from those of its major competitors and increase customer traffic during the traditionally slower late afternoon and evening periods, HFS added fresh fried chicken as a menu item in a number of its restaurants beginning in 1991. The Company first tested fresh fried
                                       3
chicken in one of its market areas in October 1991. Based on the success experienced in this market area and the early success experienced by HFS, the Company accelerated the introduction of fresh fried chicken as a regular menu item during 1992 and completed the planned rollout in 1993.
     Substantially all of the Company's Hardee's restaurants have drive-thru facilities, which provided 51% of the chain's revenues in 1994. Most of the restaurants are open 18 hours a day, seven days a week. Operating hours of selected units have been extended to 24 hours a day, primarily on weekends. Hardee's breakfast menu, featuring the chain's signature "made-from-scratch" biscuits, accounts for approximately 39% of total sales at the Company's Hardee's restaurants. The Company plans to remodel its Hardee's restaurants at a current average cost of $130,000 per unit for image enhancement remodels.
     Each Hardee's restaurant is operated under a separate license from HFS. Each license grants the exclusive right, in exchange for a franchise fee, royalty payments and certain covenants, to operate a Hardee's restaurant in a described territory, generally a town or an area measured by a radius from the restaurant site. Each license has a term of 20 years from the date the restaurant is first opened for business and is non-cancellable by HFS, except for the Company's failure to abide by its covenants. Earlier issued license agreements are renewable under HFS' renewal policy; more recent license agreements provide for successive five-year renewals upon expiration, generally at rates then in effect for new licenses. A number of the Company's licenses are scheduled for renewal. The Company has historically experienced no difficulty in obtaining such renewals and does not anticipate any problems in the future.
     The Company has a territorial development agreement with HFS which calls for the Company to open an additional 31 new Hardee's restaurants in its existing development territory in the Southeast (and certain adjacent areas) by the end of 1996. The Company presently plans to open new restaurants in an amount not less than that required by the territorial development agreement. It is anticipated that construction of 31 additional units will require approximately $31 million in capital expenditures. If the Company determines not to open the total number of specified units in the territory within the time provided, its development rights may become non-exclusive. The Company may seek to expand its Hardee's operations by purchasing existing Hardee's units from HFS and other franchisees, subject to HFS' right of first refusal, but any such purchases will not be counted toward the number of new unit openings called for under the agreement.
     Although Hardee's has had annual increases in revenues and increases in average unit sales during three of the last five years, the Company as a whole has experienced disappointing operating trends due to its highly-leveraged nature and revenue trends at the Company's other restaurant concepts and, prior to its sale in 1994, at its food and vending services business. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements, for a discussion of the Company-wide write-off of goodwill and certain other intangible assets during 1993, and the bases therefor.
  QUINCY'S

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1990        1991        1992        1993
Operating Units (end of year)
  Owned/operated..............................................................      212         216         217         213
Revenues (in millions)........................................................   $  282      $  283      $  290      $  279
Operating Income (Loss) (in millions).........................................   $   20      $   15      $   11      $ (154)(1)
Depreciation and Amortization (in millions)...................................   $   21      $   22      $   22      $   21
Average Unit Sales (in thousands)
  Owned/operated..............................................................   $1,324      $1,320      $1,335      $1,302
Average Check.................................................................   $ 5.38      $ 5.40      $ 5.32      $ 5.61

                                                                                 1994
                                                                                 <C
Operating Units (end of year)
  Owned/operated..............................................................     207
Revenues (in millions)........................................................  $  284
Operating Income (Loss) (in millions).........................................  $   23
Depreciation and Amortization (in millions)...................................  $   11
Average Unit Sales (in thousands)
  Owned/operated..............................................................  $1,350
Average Check.................................................................  $ 5.79

(1) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $164 million. For a discussion of the write-off and restructuring and the reasons therefor, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     Ranked by 1994 sales, Quincy's is the sixth largest steakhouse chain in the country and one of the largest such chains in the southeastern United States. The Quincy's chain consists of 207 Company-owned restaurants at December 31, 1994 which are designed to provide families with limited-service dining at moderate prices. All Quincy's are open seven days a week for lunch and dinner. The restaurants serve steak, chicken and seafood entrees along with a buffet-style food bar, called the "Country Sideboard," offering hot foods, soups, salads and desserts. In addition, weekend breakfast service, which is available at most locations, allows Quincy's to utilize its asset base more efficiently.
     The Company began testing a unit concept conversion in 1993 by remodeling and converting three steakhouses in Columbia, S.C., to a buffet only concept. As part of the restructuring plan adopted in the fourth quarter of 1993, 90 poor performing restaurants were identified to be sold, closed or converted to another concept and were written down to net realizable value. At December 31, 1994, the Company had closed seven units and determined that the performance of the buffet restaurants did not justify further conversions to that concept.
                                       4

     During 1994 the Company continued the introduction of the scatter bar format by remodeling 39 units in the Birmingham and Greenville-Spartanburg markets at a cost of approximately $180,000 per unit. To date, year-over-year sales increases are 15% to 20% in these reimaged restaurants.
     The average unit sales of Quincy's has increased only slightly during the past five years. The restructuring program and concurrent reimaging and refurbishment program are intended to result in increased customer satisfaction and traffic. There can be no assurance, however, that implementation of such programs will result in a long-term reversal of the historical operating trends of the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements, for a discussion of such trends and the write-off of goodwill and certain other intangible assets during 1993.
  EL POLLO LOCO
     El Pollo Loco is the leading chain in the quick-service segment of the restaurant industry to specialize in flame-broiled chicken. As of December 31, 1994, there were 209 El Pollo Loco units (of which 127 were operated by the Company, 78 were operated by franchisees and 4 were operated under foreign licensing agreements). Approximately 95% of these restaurants are located in Southern California. El Pollo Loco directs its marketing at customers desiring an alternative to other fast food products. The Company's El Pollo Loco restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken. El Pollo Loco restaurants generally are open 12 hours a day, seven days per week. El Pollo Loco restaurants feature a limited, but expanding menu highlighted by marinated flame-broiled chicken and steak products and related Mexican food items.
     Average unit sales at El Pollo Loco declined during the four year period 1990 through 1993 following the Company's 1989 acquisition. As a part of the 1993 restructuring plan, the Company identified 45 units which did not generate an adequate return on investment, and thus are to be sold or closed. At December 31, 1994, 9 such units had been sold pursuant to the restructuring plan. The Company's restructuring plan included reimaging the existing units through a limited remodeling program, expanded menu items (including fried foods) and an all-you-can-eat salsa bar. These changes were intended to increase customer satisfaction and expand the customer market resulting in higher customer traffic. To date, year-over-year sales increases are approximately 10% in these reimaged restaurants. During 1994, average unit sales at El Pollo Loco increased by 12.4% over 1993 as a result of new menu items, combination meals, and a full year's impact of the acquisition of high-volume franchise units in the fourth quarter of 1993. There can be no assurance, however, that El Pollo Loco's reimaging program will result in a long-term reversal of the historical operating trends of the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements, for a discussion of such trends and the write-off of goodwill and certain other intangible assets in 1993.
  OPERATIONS
     The Company believes that successful execution of basic restaurant operations in each of its restaurant chains is critical to its success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Through a network of division leaders, region leaders, district leaders and restaurant managers, the Company standardizes specifications for the preparation and efficient service of quality food, the maintenance and repair of its premises and the appearance and conduct of its employees. Major emphasis is placed on the proper preparation and delivery of the product to the consumer and on the cost-effective procurement and distribution of quality products.
     A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore perform restaurant functions and train by example. The Company benefits from an experienced management team.
     Each of the Company's restaurant chains maintains training programs for employees and restaurant managers. Restaurant managers and assistant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by employees prior to a change in job function or utilizing new equipment or procedures.
     Each of the Company's restaurant chains continuously evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level,
                                       5
it is usually tested in selected markets, both with and without market support. A successful menu item is then incorporated into the restaurant system. In the case of the Hardee's restaurants, menu development is coordinated through HFS.
     Financial and management control of the Company's restaurants is facilitated by the use of POS systems. Detailed sales reports, payroll data and periodic inventory information are transmitted to the Company for management review. These systems economically collect accounting data and enhance the Company's ability to control and manage these restaurant operations. Such systems are in use in all of the Company's Denny's, Hardee's, Quincy's and El Pollo Loco restaurants.
     Denny's size allows it to operate its own distribution and supply facilities, thereby controlling costs and improving efficiency of food delivery while enhancing quality and availability of products. Denny's operates seven regional centers for distribution of substantially all of the ingredients and supplies used by the Denny's restaurants. As opportunities arise, the Company is extending these operations to its other restaurant chains. The Company also operates a food-processing facility in Texas which supplies beef, pork sausage, soup and many other food products currently used by the Company's restaurants.
     Food and packaging products for the Company's Hardee's restaurants are purchased from HFS and independent suppliers approved by HFS. A substantial portion of the products for the Company's Hardee's and Quincy's restaurants is obtained from MBM Corporation, an independent supplier/distributor. Adequate alternative sources of supply for required items are believed to be available.
  ADVERTISING
     Denny's primarily relies upon regional television and radio advertising. Advertising expenses for Denny's restaurants were $43.2 million for 1994, or about 2.4% of Denny's system-wide restaurant sales. Individual restaurants are also given the discretion to conduct local advertising campaigns. In accordance with HFS licensing agreements, the Company spent during 1994 approximately 6.3% of Hardee's total gross sales on marketing and advertising. Of this amount, approximately 2.5% of total gross sales is contributed to media cooperatives and HFS' national advertising fund. The balance is directed by the Company on local levels. HFS engages in substantial advertising and promotional activities to maintain and enhance the Hardee's system and image. The Company participates with HFS in planning promotions and television support for the Company's primary markets and engages in local radio, outdoor and print advertising for its Hardee's operations. The Company, together with a regional advertising agency, advertises its Quincy's restaurants primarily through print, radio and billboards. Quincy's has focused on in-store promotions as well as regional marketing. The Company spent approximately 4.5% of Quincy's gross sales on Quincy's marketing in 1994. During 1994, El Pollo Loco spent approximately 4.9% of its system-wide restaurant sales on advertising.
  SITE SELECTION
     The success of any restaurant depends, to a large extent, on its location. The site selection process for Company-owned restaurants consists of three main phases: strategic planning, site identification and detailed site review. The planning phase ensures that restaurants are located in strategic markets. In the site identification phase, the major trade areas within a market area are analyzed and a potential site identified. The final and most time consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints and competition are studied in detail. A detailed budget and return on investment analysis are also completed. The Company considers its site selection standards and procedures to be rigorous and will not compromise those standards or procedures in order to achieve accelerated growth. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of certain management projections that assume no new unit growth for the Company in the future and the bases therefor.
DISCONTINUED OPERATIONS
     The Company's concession and recreation services subsidiaries provide food, beverage, novelty, and ancillary services in sports stadiums, amphitheaters, arenas and other locations. Volume Services, Inc. ("Volume") provides concessions services at five major league baseball parks (Hubert H. Humphrey Metrodome, Oakland-Alameda County Coliseum, Royals Stadium, Yankee Stadium and Candlestick Park), nine minor league baseball parks, and five professional football stadiums (Arrowhead Stadium, Hubert H. Humphrey Metrodome, Los Angeles Coliseum, Tampa Stadium and Candlestick Park). TW Recreational Services, Inc. ("TWRS") operates food, beverage and lodging facilities and gift shops and provides other ancillary services at a number of national parks (including Yellowstone, Mount Rushmore, Everglades, Bryce Canyon, Zion and the North Rim of the Grand Canyon) and at state parks in Ohio and New York. Contracts to provide these services usually are obtained on the basis of competitive bids. In most instances, Volume or TWRS, as applicable, receives the exclusive right to provide services in a particular location for a period of several years, with the duration of the term often a function of the required investment in facilities or other financial considerations.
                                       6

     The Company operates and manages its Volume and TWRS operations on a regional basis, with each region led by a regional vice president with responsibility for operations, sales and marketing in the assigned area. Field operations are supported by centralized legal, human resources, finance, purchasing, data processing and other services. Formal training programs on a variety of subjects are regularly provided to field personnel at three learning centers maintained on clients' premises and at other on-site locations. In addition, management training is provided at the Company's central training facility in Spartanburg, South Carolina.
     During April 1994, the Company announced that it had entered into an agreement to sell the food and vending business of its Canteen subsidiary and its intent to dispose of Volume and TWRS, which constitute the balance of the Company's Canteen operations. Canteen's 1993 total annual revenues were $1.37 billion (out of total Company revenues of $3.97 billion for the year), of which $187.4 million and $134.6 million were attributable to Volume and TWRS, respectively. In June 1994, the Company closed the sale of such food and vending business. In November 1994, the Company announced that it had agreed to sell TWRS. Such transaction is subject to resolution of certain issues that have been raised by the National Park Service. The Company is continuing its efforts to sell Volume; however, the major league baseball strike has delayed the sale of Volume beyond the time originally anticipated. See Note 14 to the accompanying Consolidated Financial Statements for additional information.
COMPETITION
     According to the National Restaurant Association, in the past five years, the total food service industry experienced annual real growth of approximately 1.25%. The restaurant industry not only competes within the food consumed away from home segment of the food industry, but also with sources of food consumed at home. In order to grow at a real growth rate in excess of 1.25%, the Company's restaurant concepts must take market share from other competing restaurant and non-restaurant food sources.
     The restaurant industry can be divided into three main categories: quick-service (fast-food), midscale (family) and upscale (dinner house). The quick-service segment (which includes Hardee's and El Pollo Loco) is overwhelmingly dominated by the large sandwich, pizza and chicken chains. The midscale segment (which includes Denny's and Quincy's) includes a much smaller number of national chains and many local and regional chains, as well as thousands of independent operators. The upscale segment consists primarily of small independents in addition to several regional chains.
     The restaurant industry is highly competitive and affected by many factors, including changes in economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in the number of restaurants generally and in particular areas. Competition among a few major companies that own or operate quick-service restaurant chains is especially intense. Restaurants, particularly those in the quick-service segment, compete on the basis of name recognition and advertising, the quality and perceived value of their food offerings, the quality and speed of their service, the attractiveness of their facilities and, to a large degree in a recessionary environment, price and perceived value.
     Denny's, which has a strong national presence, competes primarily with regional family chains such as IHOP, Big Boy, Shoney's, Friendly's and
Perkins -- all of which are ranked among the top six midscale restaurant chains. According to an independent survey conducted during 1994, Denny's had a 14.3% share of the national market in the family segment.
     Hardee's restaurants compete principally with four other national fast-food chains: McDonald's, Burger King, Wendy's and Taco Bell. In addition, Hardee's restaurants compete with quick-service restaurants serving other kinds of foods, such as chicken outlets (e.g., KFC and Bojangles), family restaurants (e.g., Shoney's and Friendly's) and dinner houses. Management believes that Hardee's has the highest breakfast sales per unit of any major quick-service restaurant chain.
     Quincy's primary competitors include Ryan's and Western Sizzlin', both of which are based in the Southeast. Quincy's also competes with other family restaurants and with dinner houses and quick-service outlets. Nationwide, the top five chains are Sizzler, Ponderosa, Golden Corral, Ryan's, and Western Sizzlin'. According to NATION'S RESTAURANT NEWS (published August 1, 1994), Quincy's ranked sixth nationwide in system-wide sales and third in sales per unit among the steak chains.
     As a result of such competition and other factors, the Company's historical growth has been disappointing. Although initial results of the 1993 restructuring plan have been encouraging, particularly at Denny's and El Pollo Loco, there can be no assurance that such changes will result in a long-term reversal of the historical operating trends of the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements, for a discussion of such trends and the write-off of goodwill and certain other intangible assets in 1993.
                                       7

EMPLOYEES
     At December 31, 1994, the Company had approximately 90,000 employees of which less than 1% are union members. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.
ITEM 2. PROPERTIES
     Most of the Company's restaurants are free-standing facilities. An average Denny's restaurant ranges from 3,900 to 5,800 square feet and seats 100 to 175 customers. Denny's restaurants generally occupy 35,000 to 45,000 square feet of land. An average Hardee's restaurant operated by the Company has approximately 3,300 square feet and provides seating for 94 persons, and most have drive-thru facilities. Each of the Company's Hardee's restaurants occupies approximately 50,000 square feet of land. The average Quincy's restaurant has approximately 7,100 square feet and provides seating for 250 persons. Each Quincy's restaurant occupies approximately 63,000 square feet of land. A typical El Pollo Loco restaurant has 2,250 square feet and seats 66 customers.
     The following table sets forth certain information regarding the Company's restaurant properties as of December 31, 1994:

                                          LAND LEASED
                              LAND AND        AND        LAND AND
                              BUILDING     BUILDING      BUILDING
                               OWNED         OWNED        LEASED
      TYPE OF RESTAURANT
    DENNY'S...............       271           42           665
    HARDEE'S..............       285          107           203
    QUINCY'S..............       157           43             7
    EL POLLO LOCO.........        11           40            76
      Total...............       724          232           951

     The number and location of the Company's restaurants in each chain as of December 31, 1994 are presented below:

                                                                    DENNY'S                                     EL POLLO LOCO
                                                                       FRANCHISED                                     FRANCHISED
                           STATE                              OWNED     LICENSED     HARDEE'S    QUINCY'S    OWNED     LICENSED
Alabama....................................................      1           9          156          46        --           --
Alaska.....................................................     --           4           --          --        --           --
Arizona....................................................     33          31           --          --        --           --
Arkansas...................................................      1           5            3          --        --           --
California.................................................    251          88           --          --       127           72
Colorado...................................................     25           9           --          --        --           --
Connecticut................................................      7           3           --          --        --           --
Delaware...................................................      3          --           --          --        --           --
Florida....................................................    104          55           55          41        --           --
Georgia....................................................     --          23           10          11        --           --
Hawaii.....................................................      4           3           --          --        --           --
Idaho......................................................     --           6           --          --        --           --
Illinois...................................................     49           7           --          --        --           --
Indiana....................................................     16           8           --          --        --           --
Iowa.......................................................      1           5           --          --        --           --
Kansas.....................................................      9           3           --          --        --           --
Kentucky...................................................     --          19           --           1        --           --
Louisiana..................................................      8           2            1          --        --           --
Maine......................................................     --           4           --          --        --           --
Maryland...................................................     14          16           --          --        --           --
Massachusetts..............................................     10          --           --          --        --           --
Michigan...................................................     40           1           --          --        --           --
Minnesota..................................................     13           3           --          --        --           --
Mississippi................................................      2           2           42           8        --           --
Missouri...................................................     30           5           --          --        --           --
Montana....................................................     --           1           --          --        --           --
Nebraska...................................................     --           7           --          --        --           --
Nevada.....................................................     12           3           --          --        --            4
New Hampshire..............................................      2           1           --          --        --           --
New Jersey.................................................     15           2           --          --        --            2
New Mexico.................................................      2          12           --          --        --           --
New York...................................................     24           8           --          --        --           --
North Carolina.............................................      8          12           65          40        --           --
North Dakota...............................................     --           3           --          --        --           --
Ohio.......................................................     36          18           19           1        --           --
Oklahoma...................................................      9           6           --          --        --           --
Oregon.....................................................     14           8           --          --        --           --
Pennsylvania...............................................     52           4            2          --        --           --
Rhode Island...............................................     --          --           --          --        --           --
South Carolina.............................................      9           5          123          42        --           --
South Dakota...............................................     --           1           --          --        --           --
Tennessee..................................................      3          10          116          13        --           --
Texas......................................................     66          41           --          --        --           --
Utah.......................................................      7           8           --          --        --           --
Vermont....................................................     --           2           --          --        --           --
Virginia...................................................     20           6            3           4        --           --
Washington.................................................     55          12           --          --        --           --
West Virginia..............................................     --           3           --          --        --           --
Wisconsin..................................................     13           7           --          --        --           --
Wyoming....................................................     --           6           --          --        --           --
Canada.....................................................     10          15           --          --        --           --
International..............................................     --          58           --          --        --            4
  Total....................................................    978         570          595         207       127           82

     At December 31, 1994, the Company owned seven warehouses in California, Illinois, Florida, Pennsylvania, Texas and Washington, and one manufacturing facility in Texas.
     The Company also owns a 19-story, 187,000 square foot office tower, which serves as its corporate headquarters, located in Spartanburg, South Carolina. The Company's corporate offices currently occupy approximately 14 floors of the tower, with the balance leased to others.
     See Item 13. Certain Relationships and Related Transactions -- Description of Indebtedness and Note 4 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.
ITEM 3. LEGAL PROCEEDINGS
     Trans World Airlines, Inc. ("TWA") commenced a lawsuit on October 8, 1986 against Transworld Corporation ("Transworld"), certain contingent liabilities of which were assumed by Flagstar, and against certain of its past and present directors and certain former TWA directors, in the Supreme Court of the State of New York, New York County, alleging fraud and breach of fiduciary obligations in the execution and subsequent termination of a tax allocation agreement between Transworld and its former subsidiary, TWA. TWA's complaint seeks the following remedies: (i) damages equal to $52 million for investment tax credits ("ITC") claimed by Transworld on its 1984 federal income tax return, (ii) damages
                                       9
equal to the "present value" of Transworld's potential liability to TWA as of December 31, 1983 for net operating losses and ITC claimed by Transworld, including the $52 million in ITC, (iii) the voiding of a tax allocation agreement and damages to be determined at trial, or (iv) the voiding of certain sections of the tax allocation agreement and the payment to TWA of certain amounts as provided in such tax allocation agreement. There has been no activity relating to this lawsuit since 1988.
     FCI, Flagstar, El Pollo Loco and Denny's, along with several current and former officers and directors of those companies, are named as defendants in an action filed on August 28, 1991 in the Superior Court of Orange County, California. The plaintiffs are several current and former El Pollo Loco franchisees. They allege that the defendants, among other things, failed or caused a failure to promote, develop and expand the El Pollo Loco franchise system in breach of contractual obligations to the plaintiff franchisees and made certain misrepresentations to the plaintiffs concerning the El Pollo Loco system. Asserting various legal theories, the plaintiffs seek actual and punitive damages in excess of $90 million, together with declaratory and certain other equitable relief. FCI, Flagstar and the other defendants have filed answers in this action. FCI and Flagstar have also filed cross-complaints against various plaintiffs in the action for breach of contract and other claims. Discovery has not yet been completed. Accordingly, it is premature for the Company to express a judgment herein as to the likely outcome of the action. The defendants, through counsel, intend to defend the action vigorously.
     The Company has received proposed deficiencies from the Internal Revenue Service (the "IRS") for federal income taxes and penalties totalling approximately $46.6 million. Proposed deficiencies of $34.3 million relate to examinations of certain income tax returns filed by Denny's for periods ending prior to Flagstar's purchase of Denny's on September 11, 1987. The deficiencies primarily involve the proposed disallowance of certain expenses associated with borrowings and other costs incurred at the time of the leveraged buy-out of Denny's in 1985 and the purchase of Denny's by Flagstar in 1987. The Company has filed protests of the proposed deficiencies with the Appeals Division of the IRS, stating that, with minor exceptions, it believes the proposed deficiencies are erroneous. The Company and the IRS have reached a preliminary agreement on substantially all of the issues included in the original proposed deficiency. Based on this preliminary agreement, the IRS has agreed to waive all penalties, and the Company estimates that its ultimate federal income tax deficiency will be less than $5 million. The remaining $12.3 million of proposed deficiencies relates to examinations of certain income tax returns filed by the Company for the four fiscal years ended December 31, 1989. The deficiencies primarily involve the proposed disallowance of deductions associated with borrowings and other costs incurred prior to, at and just following the time of the acquisition of Flagstar in 1989. The Company intends to vigorously contest the proposed deficiencies because it believes the proposed deficiencies are substantially incorrect.
     The Company is also the subject of pending and threatened employment discrimination claims principally in California and Alabama. In certain of these claims, the plaintiffs have threatened to seek to represent a class alleging racial discrimination in employment practices at Company restaurants and to seek actual, compensatory and punitive damages, and injunctive relief. The Company believes that these claims also lack merit and, unless there is an early resolution thereof, intends to defend them vigorously.
     On June 15, 1994, a derivative action was filed in the Alameda County Superior Court for the State of California by Mr. Adam Lazar, purporting to act on behalf of the Company, against the Company's directors and certain of its current and former officers alleging breach of fiduciary duty and waste of corporate assets by the defendants relating to alleged acts of mismanagement or the alleged failure to act with due care, resulting in policies and practices at Denny's that allegedly gave rise to certain public accommodations class action lawsuits against the Company that were settled in 1994. The action seeks unspecified damages against the defendants on behalf of the Company and its stockholders, including punitive damages, and injunctive relief. There has been only limited discovery in this action to date. Accordingly, it is premature to express a judgment herein as to the likely outcome of the action.
     Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that sufficient accruals have been established by the Company to provide for known contingencies.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
                                       10

                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Flagstar is a wholly-owned subsidiary of FCI. As a result, there is no established public trading market for the common stock of Flagstar and all per share data is omitted. As of March 15, 1995, 440 shares of common stock of Flagstar were outstanding, all of which are owned by FCI.
     Dividends were not paid by Flagstar during 1993 or 1994. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Note 4 to the accompanying Consolidated Financial Statements of Flagstar regarding certain restrictions on the payment of dividends.
ITEM 6. SELECTED FINANCIAL DATA
     Set forth below are certain selected financial data concerning the Company for each of the five years ended December 31, 1994. Such data have been derived from the Consolidated Financial Statements of the Company for such periods which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                               YEAR ENDED DECEMBER 31,
                                                         1990 (1)       1991 (1)       1992 (1)       1993 (1)         1994
                                                                             (IN MILLIONS, EXCEPT RATIOS)
Income Statement data:
  Operating revenues.................................    $2,303.9       $2,338.7       $2,443.0       $2,615.2       $2,666.0
  Operating income (loss)............................       187.7          179.3          196.7       (1,102.4)(2)      211.1
  Loss from continuing operations (3)................       (57.6)         (54.1)         (45.3)      (1,252.7)         (31.0)
  Ratio of earnings to fixed charges (4).............      --             --             --             --             --
  Deficiency in the coverage of fixed charges to
    earnings before fixed charges (4)................        69.1           69.8           51.8        1,332.4           33.5
Balance Sheet data (at end of period):
  Current assets (5).................................        99.4           95.3           98.4          122.2          180.7
  Working capital (deficiency) (5)(6)................      (261.0)        (326.7)        (256.3)        (273.0)        (205.6)
  Net property and equipment.........................     1,282.5        1,256.9        1,269.6        1,166.8        1,196.0
  Total assets.......................................     3,264.1        3,186.9        3,177.4        1,545.4        1,588.6
  Long-term debt (7).................................     2,303.7        2,255.3        2,321.3        2,491.2        2,217.6

(1) Certain amounts for the four years ended December 31, 1993 have been reclassified to conform to the 1994 presentation.
(2) Operating loss for the year ended December 31, 1993 reflects charges for the write-off of goodwill and certain other intangible assets of $1,104.6 million and the provision for restructuring charges of $158.6 million.
(3) The Company's food and vending and concessions and recreation services subsidiaries have been reclassified as discontinued operations (its food and vending subsidiary having been sold in 1994). The Company sold American Medical Services, Inc., The Rowe Corporation and Milnot Company in 1990 and Preferred Meal Systems, Inc. in 1991. Such entities were also classified as discontinued operations.
(4) The ratio of earnings to fixed charges has been calculated by dividing pre-tax earnings by fixed charges. Earnings, as used to compute the ratio, equal the sum of income before income taxes and fixed charges excluding capitalized interest. Fixed charges are the total interest expenses including capitalized interest, amortization of debt expenses and a rental factor that is representative of an interest factor (estimated to be one third) on operating leases.
(5) The current assets and working capital deficiency amounts presented exclude assets held for sale of $595.8 million, $503.0 million, $480.8 million, $103.2 million, and $77.3 million as of December 31, 1990 through 1994, respectively. Such assets held for sale relate to the Company's food and vending and concessions and recreation services subsidiaries.
(6) A negative working capital position is not unusual for a restaurant operating company. The increase in the working capital deficit at December 31, 1991 is primarily attributable to an increase in current maturities of long-term debt. At December 31, 1992, the decrease in the working capital deficiency from December 31, 1991 is due primarily to decreased current maturities of the Company's bank debt as a result of the Recapitalization. The increase in the working capital deficiency from December 31, 1992 to December 31, 1993 is attributable primarily to an increase in restructuring and other liabilities which was partially offset by an increase in receivables and inventories from the acquisition of contract food service operations during 1993. The decrease in the working capital deficiency from December 31, 1993 to December 31, 1994 is due primarily to an increase in cash following the sale of the Company's food and vending subsidiary during 1994.
                                       11

(7) At December 31, 1992, 1993 and 1994, such amount includes a $150.0 million note payable to FCI (the "Note Payable to FCI"). See Item 13. Certain Relationships and Related Transactions -- Description of
    Indebtedness -- Note Payable to FCI.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 6. Selected Financial Data and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein.
     OPERATING TRENDS
     During the past year a number of significant changes were made in the leadership of the Company and its operations in an effort to address the operating performance of the Company's restaurants. Over the past several years, the Company's overall restaurant operations have reflected low comparable store sales growth particularly at the Company's Denny's, Quincy's, and El Pollo Loco chains. The lack of comparable store sales growth has resulted from the continuation of a long-term trend of increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions and relatively limited capital resources to respond to these changes. Because of these trends and in an effort to reverse them, the Company initiated a restructuring plan in the fourth quarter of 1993 that included: (1) the sale, conversion to another concept, or closure of approximately 240 of the Company's Denny's, Quincy's, and El Pollo Loco restaurants; (2) consolidation of certain corporate administrative operations; and (3) the elimination of a layer of field management. At the same time, the Company initiated certain reimaging programs intended to fundamentally change the competitive positioning of Denny's, Quincy's, and El Pollo Loco.
     During 1994 the Company completed the realignment of its field and corporate management structures and sold or closed 31 of the stores identified in the restructuring plan. The Company currently estimates that the remaining such units will be sold or closed during 1995. The new designs for Denny's and El Pollo Loco were also finalized based on extensive market tests during 1994. Rollout of the reimaging programs began in 1994, with 124 Denny's and 27 El Pollo Loco restaurants completed in 1994. The reimaging program at Denny's has, to date, shown 15% to 20% year-over-year gains in comparable store sales and customer counts, while El Pollo Loco has experienced year-over-year sales gains of approximately 10%. The reimaging program will be completed at El Pollo Loco in 1995. Because of the number of restaurants and capital required, the Denny's reimaging program will require a period of two to three years to complete. Introduction of the scatter bar and related steakhouse reimaging program at Quincy's combined with increased promotional advertising has also shown initial favorable results. The test conversion of Quincy's steakhouses to an all buffet concept was not satisfactory, however, and the Company continues to review alternatives for underperforming Quincy's restaurants. While these initial results of the restructuring are encouraging, the ultimate outcome of the Company's restructuring effort continues to be uncertain. Accordingly, no assurance can be given that such results will continue or that they will lead to a reversal of long-term trends, or that the Company will be able to generate the funds needed to fund the capital improvements that these programs require.
     Only a limited number of restaurants were reimaged for a portion of 1994 pursuant to the restructuring plan. Accordingly, the impact of the reimaging program on year-to-year comparisons and trends has been minimal. A more detailed discussion of each of the Company's restaurant chains and their operating results in 1994 as compared to 1993 is set forth below. For more information concerning previous Company trends and the Company's restructuring, see "Write-off of Goodwill and Certain Other Intangible Assets; Restructuring Charge" set forth below.
     1994 COMPARED TO 1993
     Operating revenues from continuing operations for 1994 increased by approximately $50.8 million (1.9%) as compared with 1993. Denny's revenues increased $1.9 million (0.1%) due to increased outside revenues of $36.3 million from its food distribution operations offset in part by a reduction of restaurant revenues of $34.4 million, principally as a result of a net decrease of 46 units in the number of Company-owned units. This decrease in the number of Company-owned units was partially offset by a net increase of 81 units in the number of franchise-owned restaurants and by a 0.3% increase in comparable store sales during 1994 as compared to 1993. The increase in comparable store sales resulted from a 0.6% increase in customer traffic offset, in part, by a decrease in average check of 0.4%. Management believes that the positive trend in customer traffic in 1994 was primarily during the third and fourth quarters as a result of the Company-wide $1.99 Original Grand Slam Breakfast promotion. Hardee's revenues increased $18.8 million (2.8%) during 1994 as compared to the prior year due to a net increase of 31 units. Although Hardee's total revenues increased, comparable store sales decreased 3.6% as a result of a 3.9% decrease in customer traffic mitigated in part by a 0.3% increase in average check. The decline in customer traffic at Hardee's during 1994 was principally the result of aggressive discounting by the Company's quick-service competitors. Quincy's revenues increased by $5.6 million (2.0%) in 1994 as compared with 1993, primarily due to successful product promotions and the impact of remodeled restaurants resulting in a 2.9% increase in
                                       12
comparable store sales which more than offset a net decrease of 6 units. The increase in comparable store sales at Quincy's reflects an increase of 3.2% in average check and a 0.3% decrease in customer traffic. Revenues at El Pollo Loco increased by $24.6 million (22.7%) during 1994 over 1993 due primarily to new products and combination meals, including barbeque chicken, additional taco and burrito entrees, and new side orders such as french fries, black beans, corn, and potatoes, introduced during 1994, and the acquisition of high-volume franchise restaurants in late 1993. Comparable store sales increased 6.5% and reflect increases in customer traffic of 6.0% and in average check of 0.5%.
     The Company's overall operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges in 1993 increased by $0.5 million in 1994 as compared with 1993. At Denny's, operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges in 1993 decreased by $29.9 million in 1994 as compared with 1993. A significant portion of the decrease ($20.7 million) was attributable to a reduction in depreciation and amortization expense related to the year-end 1993 write-off of assets and a reduction of $18.5 million in payroll and benefits expense. Such decreases were partially offset by a $3.9 million increase in occupancy expense and a $2.1 million increase in advertising. In addition, Denny's operating expenses for 1994 reflect a gain of approximately $8.8 million related to the sale of Company-owned restaurants. At Hardee's, an increase in operating expenses of $24.4 million was mainly attributable to the increase in the number of restaurants in operation and reflects increases in payroll and benefits expenses of $14.6 million, product costs of $7.4 million, occupancy and maintenance expenses of $2.6 million, and utilities expense of $1.8 million. Such increases were partially offset by reduced depreciation and amortization charges of $1.2 million related to the year-end 1993 write-off of assets. A decrease in operating expenses of $7.6 million at Quincy's was principally attributable to a decrease in depreciation and amortization charges of $9.6 million related to the year-end 1993 write-off of assets which was offset, in part, by increased payroll and benefits expense of $2.3 million. General corporate overhead expense (before allocation to specific operating companies) decreased by $5.2 million in 1994 as compared to 1993 primarily as a result of the effect of the Company's restructuring plan.
     Interest and debt expense increased by $14.0 million in 1994 as compared to 1993. During 1993, $45.6 million was allocated to discontinued operations; however, the allocation decreased to $33.7 million as a result of the sale of the Company's food and vending subsidiary in June 1994. Cash interest increased by $6.9 million during 1994 as compared with 1993 due to the higher fixed interest rates on the $400.0 million of the 10 3/4% Senior Notes due 2001 (the "10 3/4% Notes") and 11 3/8% Senior Subordinated Debentures due 2003 (the
"11 3/8% Debentures") issued during the third quarter of 1993, the proceeds of which were used to refinance a portion of the Company's bank facility that during 1993 had interest at lower variable rates. Interest expense for 1994 included charges of $9.2 million related to interest rate exchange agreements compared to charges of $12.2 million during 1993. See Notes 1 and 4 to the Consolidated Financial Statements for additional information relating to the interest rate exchange agreements.
     The Company's concession and recreation services businesses, which are accounted for as discontinued operations, recorded a revenue increase of $3.3 million (1.0%) to $325.4 million during 1994 as compared to 1993. During April 1994, the Company announced its intent to dispose of these businesses. In November 1994, the Company announced that it had reached an agreement to sell TWRS (which operates its recreation services business). Such transaction is subject to resolution of certain issues that have been raised by the National Park Service. The Company is continuing its efforts to sell Volume (which operates its concession services business). However, the major league baseball strike, which was initiated by the players union in August 1994 and which is currently unresolved, has delayed the sale of Volume beyond the time originally anticipated. See Note 14 to the accompanying Consolidated Financial Statements for additional information.
     1993 COMPARED TO 1992
     Operating revenues for 1993 increased by approximately $172.2 million (7.0%) as compared with 1992. Denny's revenues increased $80.8 million (5.6%) principally as a result of the following: an 11-unit increase in the number of Company-owned restaurants, the addition of 49 net new franchised units, and favorable outside sales at the Company's distribution and food processing operations. Revenues at Denny's, however, were adversely affected by severe weather conditions in the first quarter, which forced the temporary closing of many of its restaurants, by the delay in implementation of certain promotional programs, and, management believes, by the negative publicity relating to certain litigation involving claims of discrimination (subsequently settled) at Denny's. As a result of these factors, Denny's comparable store sales were flat and included a decrease in customer traffic of 2.6% while the average check increased 2.8%. Hardee's accounted for a significant portion of the increase in restaurant operating revenues for the year with a $75.0 million (12.4%) increase in 1993 as compared with 1992, due to a 6.4% increase in comparable store sales and a 36-unit increase in the number of restaurants. The increase in comparable store sales resulted from a 6.8% increase in the average check offset, in part, by a decrease of 0.4% in customer traffic. The increases in comparable store sales and average check at Hardee's were primarily attributable to its fresh fried chicken product and the continued development of Hardee's "Frisco" product line. Quincy's revenues decreased by $11.1 million (3.8%) in 1993 as compared with 1992, primarily due
                                       13
to a 2.8% decrease in comparable store sales combined with a 4-unit decline in the number of units. The decrease in comparable store sales resulted from a decrease in customer traffic of 8.2% which was offset, in part, by a 5.9% increase in average check. The significant decrease in traffic at Quincy's as compared with 1992 reflected the impact of a number of programs that were in place in early 1992 which increased customer traffic in 1992, but which proved to be more costly than anticipated and were subsequently refined or discontinued, resulting in the comparative decline in 1993 traffic. Revenues of El Pollo Loco, which accounted for only 4.2% of total restaurant operating revenues, increased by $11.2 million (11.5%) in 1993 as compared to 1992 as a result of a full year's impact in 1993 of 11 franchised units which were acquired by the Company in the fourth quarter of 1992 and a 3.0% increase in comparable store sales.
     The Company's operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges, discussed below, increased by $208.1 million (9.3%) in 1993 as compared with 1992. Of the total increase in operating expenses, a significant portion ($118.7 million) was attributable to Denny's. The significant increase in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges at Denny's was due primarily to an increase in product costs of $84.8 million and an increase in payroll and benefit expense of $30.0 million. These increases resulted from higher commodity costs, additional labor associated with a Denny's breakfast promotion (which was discontinued in the second quarter) and an initiative to improve Denny's service capabilities, one time charges of $8.3 million related to efforts to address claims of discrimination, $1.1 million for the write-off of an international joint venture, and an increase in the number of Denny's units. The increase in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges at Hardee's of $66.4 million was mainly attributable to increased revenues and was comprised principally of an increase in payroll and benefits expenses of $21.0 million and an increase in product costs of $29.9 million. Conversely, the decrease in operating expenses before the effects of the write-off of goodwill and certain intangible assets and the provision for restructuring charges at Quincy's of $8.9 million was attributable to the decrease in revenues. Quincy's experienced decreases in payroll and benefits expense of $3.9 million and in product costs of $3.8 million. Corporate and other expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges increased by $1.5 million in 1993 as compared with 1992, primarily due to an increase in payroll and benefits expense of $1.9 million.
     Interest and debt expense decreased by $20.2 million in 1993 as compared with 1992, primarily due to a reduction in the Company's weighted average borrowing rate following the Recapitalization, the principal elements of which were consummated in the fourth quarter of 1992. The decrease in interest and debt expense includes a net decrease of $68.3 million in non-cash charges related to the accretion of original issue discount on the Company's 17% Senior Subordinated Discount Debentures Due 2001 which were retired in the fourth quarter of 1992 as part of the Recapitalization. Non-cash interest expense related to the accretion of insurance liabilities also decreased by approximately $5.9 million in 1993 as a result of a change in the method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993, as discussed below. These decreases in non-cash interest expense were offset, in part, by an increase in cash interest of $46.9 million from the refinance debt which was issued as part of the Recapitalization. Interest expense for 1993 includes charges of $12.2 million related to interest rate exchange agreements, which represents a decrease of $3.7 million from $15.9 million recorded in 1992. See Notes 1 and 4 to the Consolidated Financial Statements for additional information relating to the interest rate exchange agreements.
     The Company's accounting change pursuant to Staff Accounting Bulletin No. 92 resulted in a charge of $12.0 million, net of income tax benefits, for the cumulative effect of the change in accounting principle as of January 1, 1993. The impact of this change on the Company's 1993 operating results was to increase operating expenses and decrease interest expense from continuing operations by approximately $5.9 million, respectively.
     WRITE-OFF OF GOODWILL AND CERTAIN OTHER INTANGIBLE ASSETS; RESTRUCTURING CHARGE
     The Company's operating results since the Company's 1989 acquisition of Flagstar have fallen short of projections prepared at the date of such acquisition due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. As discussed further below and in Notes 1 and 2 to the Consolidated Financial Statements, during the fourth quarter of 1993, management determined that the most likely projections of future operating results would be based on the assumption that historical operating trends of the Company derived from the prior four years would continue, and that such projections indicated an inability to recover the recorded balance of goodwill and certain other intangible assets. Accordingly such assets were written off in 1993, resulting in non-cash charges of $1,475 million ($1,104.6 million to continuing operations and $370.2 million to discontinued operations). Also in response to such trends, the Company adopted a plan of restructuring that resulted in a separate charge in 1993 of $192.0 million ($158.6 million to continuing operations and $33.4 million to discontinued operations).
                                       14

     While total operating revenues increased 2.8% in 1992 and 6.7% in 1993, operating income for each of the four full years since the Company's 1989 acquisition of Flagstar through 1993 were insufficient to cover the Company's interest and debt expense. Operating cash flows have been sufficient to cover interest costs. The primary factor affecting the Company's ability to generate operating income sufficient to cover interest and debt expense and amortization of goodwill and other intangibles has been the average unit sales at the restaurant concepts and the sales volume at the Company's contract food and vending operation. At the time of the Company's 1989 acquisition of Flagstar, projections of future operations assumed annual growth rates in average unit sales at all concepts and corresponding increases in operating income. Such projections and those prepared since the 1989 acquisition and prior to the fourth quarter of 1993, indicated that the Company would become profitable within several years. However, since the 1989 acquisition through the end of 1993 and despite increases in average unit sales at Hardee's, average unit sales at Denny's and Quincy's increased only slightly and food and vending sales volume declined. Specifically, for the four years since the acquisition through the end of 1993, average unit sales for Company-owned units increased (decreased) at an average annual rate of 2.5%, (4.7)%, 5.0% and 1.1% for Denny's, El Pollo Loco, Hardee's and Quincy's, respectively. See Item 1. Business. Revenue increases during the four year period since the acquisition through the end of 1993 were achieved as a result of an increase in the number of units at Hardee's and Denny's and certain regional food and vending acquisitions, in addition to increased average unit sales at Hardee's. However, such increased revenues did not result in positive earnings after interest and debt expense. Projections prepared during the fourth quarter of 1993 indicated that, if the four year trends in customer traffic and other operating factors were to continue, future operating income less interest and debt expense would continue to be insufficient to recover the carrying value of goodwill and other intangible assets. The projections assumed that average unit sales at each of the restaurant concepts and food and vending sales volume would increase or decrease consistent with the four year historical trends described above. These fourth quarter 1993 projections assumed no additional borrowing to fund new unit growth (because even if new units continued to be developed at historical levels, it would not have a material impact on projected net income) and no reversal of the historical trends of the Company that may result from successful restructuring and reimaging programs, since management determined, based on all information available, that historical trends provided the best estimate of future operating results.
     Also as a result of the historical operating trends described above and in an attempt to reverse them, effective in the fourth quarter of 1993, the Company approved a restructuring plan that included the sale or closure of restaurants, a reduction in personnel, and a reorganization of certain management structures. The provision for restructuring charges resulted from a comprehensive financial and operational review initiated in 1993 which included a re-engineering study that evaluated the Company's major business processes. The restructuring charge for continuing operations of $158.6 million included primarily a non-cash charge of $130.7 million to write-down certain assets and incremental charges of $27.9 million for severance, relocation, and other costs. The restructuring charge for discontinued operations of $33.4 million included $25.5 million to write-down certain assets and $7.9 million for severance. See Note 3 to the Consolidated Financial Statements for further details.
     The write-down of assets under the fourth quarter 1993 restructuring plan represented predominantly non-cash adjustments made to reduce the carrying value of approximately 240 of the Company's Denny's, Quincy's, and El Pollo Loco restaurants. Approximately 105 Denny's and 45 El Pollo Loco restaurants were identified to be sold or closed over a twelve month period and were written down to net realizable value. The Quincy's concept was over-penetrated in a number of its markets; thus, most of the 90 Quincy's units identified in the restructuring plan were identified to be sold, closed or converted to another concept. As a result, the estimated amount of the units' carrying value with no future benefit was written off. The write-down of assets also included a charge of $15 million to establish a reserve for operating leases primarily related to restaurant units to be sold or closed. The 240 restaurant units identified in the restructuring plan had aggregate operating revenues during 1993 of approximately $227 million and a negative operating cash flow of approximately $2.4 million. Such units had a net remaining carrying value after the write-down of approximately $43 million.
     The restructuring plan also included consolidation of certain Company operations, eliminating overhead positions in the field and in its corporate marketing, accounting, and administrative functions. Also, the Company's field management structure was reorganized to eliminate a layer of management. The restructuring charge included a provision of approximately $25 million for the related severance, relocation, and office closure costs. The Company's restructuring plan also included the decision to fundamentally change the competitive positioning of Denny's, Quincy's and El Pollo Loco.
     The Company continues to believe that the restructuring plan is the most appropriate manner in which to respond to the historical operating trends experienced since the Company's 1989 acquisition of Flagstar. Management anticipates that such plan will continue to provide the opportunity to reverse the traffic trends at Denny's, Quincy's and El Pollo Loco. However, there can be no assurance that such plan will result in a long-term reversal of historical operating trends of the Company.
                                       15

LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has met its liquidity needs and capital requirements with internally generated funds and external borrowings. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under its Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (as amended, from time to time, the "Restated Credit Agreement"), and other external borrowings, as its primary sources of liquidity and believes that funds from these sources will be sufficient for the next twelve months to meet the Company's working capital, debt service and capital expenditure requirements.
     The Company reported net income in 1994 as a result of a gain recognized on the sale of its food and vending business subsidiary and a net loss in 1993 attributable in major part to non-cash charges, consisting principally of the write-off of goodwill and certain other intangible assets and the write-down of certain operating assets in the restructuring. The following table sets forth, for each of the years indicated, a calculation of the Company's cash from operations available for debt repayment and capital expenditures:

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                                1993        1994
                                                                                                 (IN MILLIONS)
Net income (loss)..........................................................................   $(1,700.8)   $ 349.9
Write-off of goodwill and certain other intangible assets..................................     1,104.6         --
Provision for restructuring charges........................................................       158.6       (7.2)
Non-cash charges and credits...............................................................       185.3      128.7
Deferred income tax benefits...............................................................       (84.4)      (2.8)
Discontinued operations....................................................................       409.7     (392.7)
Extraordinary items, net...................................................................        26.4       11.8
Cumulative effect of changes in accounting principles, net.................................        12.0         --
Changes in certain working capital items...................................................        66.2      (24.3)
Decrease in other assets and increase (decrease) in other liabilities, net.................       (62.9)     (23.0)
Cash from operations available for debt repayment and capital expenditures.................   $   114.7    $  40.4

     The Restated Credit Agreement consists of a working capital and letter of credit facility of up to $250.0 million with a working capital sublimit of $160 million and a letter of credit sublimit of $157.9 million. In connection with the sale of the Company's food and vending subsidiary and the use of proceeds therefrom to liquidate $296.3 million of borrowings under the Restated Credit Agreement, the agreement was amended to include, among other things, less restrictive financial covenants, a requirement that working capital advances under the credit facility be repaid in full and not reborrowed for at least 30 consecutive days during any 13-month period, and a reduction in annual capital expenditures to reflect the reduced size of ongoing operations.
     The Restated Credit Agreement and the indentures governing the Company's outstanding public debt contain negative covenants that restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness, further encumber its assets and purchase or sell assets. In addition, the Restated Credit Agreement includes provisions for the maintenance of a minimum level of interest coverage, limitations on ratios of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures. By its terms, the Restated Credit Agreement expires in June of 1996.
     At December 31, 1994 scheduled debt maturities of long-term debt for the years 1995 through 1999 are as follows:

                                                                                              AMOUNT
                                                                                           (IN MILLIONS)
1995....................................................................................      $  31.4
1996....................................................................................         40.2
1997....................................................................................         39.8
1998....................................................................................         33.3
1999....................................................................................         28.0

     In addition to scheduled maturities of principal, approximately $250 million of cash will be required in 1995 to meet interest payments on long-term debt and dividends on FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, par value $.10 per share (the "Preferred Stock").
     The projections of future operating results prepared in the fourth quarter of 1993, which resulted in the conclusion that goodwill and certain other intangibles were impaired (see Write-off of Goodwill and Certain Other Intangible Assets; Restructuring Charge herein), assumed that the historical operating trends experienced by the Company since the 1989
                                       16
acquisition will continue in the future. Although the 1994 results of the Company's restructuring plan have been encouraging, the ultimate outcome of the Company's restructuring effort continues to be uncertain. If historical trends are not reversed, the Company may need to refinance or renegotiate the terms of existing debt prior to their maturities. While management believes that the Company will be able, if necessary, to refinance or renegotiate the terms of its existing debt prior to maturity, no assurance can be given that it will be able to do so on acceptable terms.
     The Company's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1994, total capital expenditures were approximately $173.3 million, of which approximately $58.3 million was used to reimage existing restaurants pursuant to the Company's restructuring plan described above, $55.9 million was used to open new restaurants, and $59.1 million was expended to maintain existing facilities. Of these expenditures, approximately $18.8 million were financed through capital leases and secured borrowings. Capital expenditures during 1995 are expected to total approximately $120.0 million to $150.0 million, including costs associated with the Denny's, Quincy's and El Pollo Loco reimaging programs. The Company currently expects to finance such capital expenditures internally through continuing operations and asset sales. For additional information, see "Operating Trends" above.
     The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories, and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 31, 1994, the Company's working capital deficiency was $128.3 million as compared with $169.8 million at the end of 1993. Such decrease is attributable primarily to an increase in cash as a result of the sale of the Company's food and vending subsidiary during 1994.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to Financial Statements which appears on page F-1 herein.
FORM 11-K INFORMATION
     Flagstar, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as applicable, will file as an amendment to this Annual Report on Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Flagstar Thrift Plan and the Denny's, Inc. Profit Sharing Retirement Plan.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                       17

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information with respect to each current director of Flagstar and Mr. A. Andrew Levinson, a nominee to the Board of Directors of Flagstar. Each director of Flagstar is also a director of FCI.

                                                                             CURRENT PRINCIPAL
                                                                       OCCUPATION OR EMPLOYMENT AND
NAME                                   AGE                             FIVE-YEAR EMPLOYMENT HISTORY
James B. Adamson....................   47    Director of FCI and Flagstar; President and Chief Executive Officer of FCI and
                                             Flagstar (February 1995-present); Chief Executive Officer of Burger King
                                             Corporation (1993-January 1995); Chief Operating Officer of Burger King
                                             Corporation (1991-1993); President of Burger King U.S.A. Retail Division (1991);
                                             Executive Vice President, Marketing of Revco, Inc. (1988-1991).
Michael Chu.........................   46    Director of FCI and Flagstar; President and Chief Executive Officer of ACCION
                                             International (1994-present); Director of Latin American Operations, ACCION
                                             International (1993-1994); Executive of KKR and a Limited Partner of KKR
                                             Associates (1989-1993); Director of Banco Solidario S.A., Commercial Printing
                                             Holding Co., FINANSOL Compania de Financiamiento Comercial and World Color Press,
                                             Inc.
Vera King Farris....................   54    Director of FCI and Flagstar; President of The Richard Stockton College of New
                                             Jersey (1983-present); Director of National Utility Investors.
Hamilton E. James...................   44    Director of FCI and Flagstar; Managing Director of Donaldson, Lufkin & Jenrette
                                             Securities Corporation ("DLJ") (investment banking) (1987-present); Chairman, DLJ
                                             Merchant Banking Group (1992-present); Director of County Seat Stores, Inc. and
                                             Price/Costco Inc.
Henry R. Kravis (a).................   51    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of American Re Corporation, Auto Zone, Inc., Borden, Inc., Duracell
                                             International, Inc., IDEX Corporation, K-III Communications Corporation,
                                             Owens-Illinois, Inc., Owens-Illinois Group, Inc., RJR Nabisco Holdings Corp., RJR
                                             Nabisco, Inc., Safeway, Inc., The Stop & Shop Companies, Inc., Union Texas
                                             Petroleum Holdings, Inc. and World Color Press, Inc.
A. Andrew Levinson..................   38    Managing Director, Investment Banking of DLJ (1989-present); Managing Director,
                                             Leverage Buyout Group of Drexel Burnham Lambert (1984-1989); Director of
                                             Ferrellgas Companies, Inc. and Rickel Home Centers, Inc.
Paul E. Raether.....................   48    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of Duracell International, Inc., Fred Meyer, Inc., IDEX Corporation and The Stop
                                             & Shop Companies, Inc.
Jerome J. Richardson................   58    Chairman of FCI and Flagstar (1992-present); Director of FCI (1989-present);
                                             Director of Flagstar (1980-present); Chief Executive Officer of FCI and Flagstar
                                             (1989-January 1995); President of FCI (1989-1992); President of Flagstar
                                             (1987-1992); Chairman of Denny's (1989-1994); President and Chief Executive
                                             Officer of Canteen (1989-1994); Chairman of Flagstar Systems, Inc. (1990-1994);
                                             President and Chief Executive Officer of Flagstar Systems, Inc. (1989-1994);
                                             President and Chief Executive Officer of Denny's (1988); Senior Vice President of
                                             Flagstar (1986-1987); President of Spartan Food Systems, division of Flagstar
                                             (1986-1989); President of Flagstar Systems, Inc. (1962-1986); Director of
                                             Isotechnologies, Inc., NCAA Foundation and Sonat Inc.; Member of the Board of
                                             Visitors, Duke University Medical Center; Founder and President of the corporate general partner of Richardson Sports, the franchisee of the NFL Carolina
                                             Panthers.
Clifton S. Robbins..................   37    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of Borden, Inc., IDEX Corporation, RJR Nabisco Holdings Corp., RJR Nabisco, Inc.
                                             and The Stop & Shop Companies, Inc.
George R. Roberts (a)...............   51    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of American Re Corporation, Auto Zone, Inc., Borden, Inc., Duracell
                                             International, Inc., IDEX Corporation, K-III Communications Corporation,
                                             Owens-Illinois, Inc., Owens-Illinois Group, Inc., Red Lion Properties, Inc., RJR
                                             Nabisco, Inc., RJR Nabisco Holdings Corp., Safeway, Inc., The Stop & Shop
                                             Companies, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

                                       18

                                                                             CURRENT PRINCIPAL
                                                                       OCCUPATION OR EMPLOYMENT AND
NAME                                   AGE                             FIVE-YEAR EMPLOYMENT HISTORY
L. Edwin Smart......................   71    Director of FCI and Flagstar; Counsel, Hughes Hubbard & Reed (law firm which performed services for the Company in 1994) (1989-present); Chairman of the Board and Chief Executive Officer of Flagstar (1986-1987); Chairman of the Board and
                                             Chief Executive Officer of Transworld Corporation (1978-1986); Chairman of the
                                             Board of TWA (1977-1985); Chief Executive Officer of TWA (1977-1979); Vice
                                             Chairman of TWA (1976-1977); Senior Vice President of TWA (1967-1975); Director
                                             of Sonat Inc.
Michael T. Tokarz...................   45    Director of FCI and Flagstar; General Partner of KKR and KKR Associates; Director
                                             of IDEX Corporation, K-III Communications Corporation, RJR Nabisco, Inc., RJR
                                             Nabisco Holdings Corp. and Safeway, Inc.

(a) Messrs. Kravis and Roberts are first cousins.
     In connection with the Recapitalization, FCI and Flagstar agreed that their respective Boards of Directors would be expanded to eleven members and that a majority of each such board would consist of persons designated by affiliates of KKR. For additional information concerning agreements regarding the composition of the Board of Directors, see Item 11. Executive Compensation -- Employment Agreements and Item 12. Security Ownership of Certain Beneficial Owners and Management -- The Stockholder's Agreement and -- Adamson Shareholder Agreement. EXECUTIVE OFFICERS OF FLAGSTAR
     The following table sets forth information with respect to the executive officers of Flagstar (other than as identified above).

                                                                             CURRENT PRINCIPAL
                                                                       OCCUPATION OR EMPLOYMENT AND
NAME                                   AGE                             FIVE-YEAR EMPLOYMENT HISTORY
Samuel H. Maw (a)...................   61    Executive Vice President, Product Development and Distribution of Flagstar
                                             (1994-present); Senior Vice President, Product Development and Distribution of
                                             Flagstar (1990-1994); Chief Operating Officer of Canteen Corporation (1993-1994);
                                             Senior Vice President of Flagstar (1989); President and Chief Executive Officer
                                             of Denny's (1988-1990); Senior Vice President of Spartan Food Systems, division of Flagstar (1987-1988); Vice President of Research and Development of Flagstar
                                             Systems, Inc. (1974-1986); Director of Isotechnologies, Inc.
H. Stephen McManus (a)..............   52    Executive Vice President, Special Projects of Flagstar (February 1995-present);
                                             President of Flagstar Systems, Inc. (1994-present); Executive Vice President,
                                             Restaurant Operations of Flagstar (1991-February 1995); Senior Vice President of
                                             Flagstar (1989-1991); Chief Operating Officer of Flagstar Enterprises, Inc.
                                             (Hardee's) (1990-1991); Senior Vice President of Flagstar Systems, Inc.
                                             (1990-1991); Vice President of Operations of Spartan Food Systems, division of
                                             Flagstar (1986-1989); Vice President of Operations of Flagstar Systems, Inc.
                                             (1984-1986).
Edna K. Morris......................   43    Executive Vice President, Human Resources and Corporate Affairs
                                             of Flagstar (February 1995-present); Senior Vice President, Human Resources of
                                             Flagstar (1993-February 1995); Vice President, Education and Development of
                                             Flagstar (1992-1993); Senior Vice President/Human Resources of HFS (1987-1992);
                                             Director of Employee Relations of HFS (1987); Personnel Manager, Consolidated
                                             Diesel Company, a joint venture between J. I. Case and Cummins Engine Company
                                             (1981-1987); Personnel Manager, Manufacturing of HFS (1980-1981).
C. Ronald Petty.....................   50    Executive Vice President of Flagstar and President of Denny's (1994-present);
                                             Chief Executive Officer of Denny's (February 1995-present); Chief Operating
                                             Officer of Denny's (1993-present); Senior Vice President of Flagstar (1993-1994);
                                             Independent Consultant (1992-1993); President and Chief Executive Officer of
                                             Miami Subs Corporation (1990-1992); President and Chief Operating Officer of
                                             Burger King Corporation, US Division (1988-1990); President, International
                                             Division of Burger King Corporation (1986-1988).
A. Ray Biggs........................   53    Senior Vice President and Chief Financial Officer of Flagstar and Vice President
                                             and Chief Financial Officer of FCI (1992-present); Partner, Deloitte & Touche LLP
                                             (accounting firm which served as independent auditors for the Company in 1994)
                                             (1978-1992).

                                       19

                                                                             CURRENT PRINCIPAL
                                                                       OCCUPATION OR EMPLOYMENT AND
NAME                                   AGE                             FIVE-YEAR EMPLOYMENT HISTORY
Gregory M. Buckley..................   41    Senior Vice President of Flagstar and Chief Operating Officer of Quincy's
                                             Restaurants, Inc. (1993-present); President of Quincy's Restaurants, Inc.
                                             (1994-present); Vice President, Central Division of Pizza Hut (1990-1993);
                                             President, Southeast Division of Progressive Corp. (1986-1990).
Jerry A. Houck......................   52    Senior Vice President, Real Estate and Construction of Flagstar (1990-present);
                                             Vice President of Construction and Real Estate of Flagstar Systems, Inc.
                                             (1988-1990); Vice President of Construction of Flagstar Systems, Inc.
                                             (1987-1988); Director of New Construction for Flagstar Systems, Inc. (1976-1987).
James R. Kibler.....................   40    Senior Vice President of Flagstar and Chief Operating Officer of
                                             Flagstar Enterprises, Inc. (Hardee's) (1991-present); President of Flagstar
                                             Enterprises, Inc. (Hardee's) (1994-present); Senior Vice President of Flagstar
                                             Systems, Inc. (1991-present); Vice President of Operations -- Denny's West Coast
                                             (1989-1991); Division Leader for Hardee's (1989); Region Leader for Hardee's
                                             (1979-1989).
Rhonda J. Parish....................   38    Senior Vice President and General Counsel of Flagstar and Vice President and
                                             General Counsel of FCI (January 1995-present); Secretary of FCI and Flagstar
                                             (February 1995-present); Assistant General Counsel of Wal-Mart Stores, Inc.
                                             (1990-1994); Corporate Counsel of Wal-Mart Stores, Inc. (1983-1990).
Raymond J. Perry....................   53    Senior Vice President of Flagstar and Chief Operating Officer of El Pollo Loco
                                             (1993-present); President of El Pollo Loco (1994-present); President of Kelly's
                                             Coffee & Fudge Factory (1991-1993); Executive Vice President of Carl's Jr.
                                             Restaurants (1989-1991); Group Vice President of Carl's Jr. Restaurants
                                             (1988-1989); Vice President of Operations of Carl's Jr. Restaurants (1986-1988).
Kent M. Smith.......................   57    Senior Vice President and Assistant to the Chief Executive Officer of Flagstar
                                             (March 1995-present); Consultant of Pollo Tropical (1994-February 1995); Senior
                                             Vice President of Burger King Corporation (1992-1994); President of Strategic
                                             Marketing Group (1984-1992).
Coleman J. Sullivan.................   45    Senior Vice President, Corporate Affairs of Flagstar (February 1995-present);
                                             Vice President, Communications of Flagstar (1990-February 1995); Vice President
                                             of Brown Boxenbaum, Inc. (public relations firm) (1986-1990); Director, Financial
                                             Relations, Transworld Corporation (1984-1986).
C. Burt Duren.......................   36    Vice President, Tax of Flagstar (1993-present); Treasurer of Flagstar (1994-
                                             present); Director of Tax of Flagstar (1989-1993); Senior Tax Manager, Deloitte &
                                             Touche LLP (1988-1989).
Thomas R. Holt......................   38    Vice President, Information Services of Flagstar (1993-present); Director,
                                             Information Services of Flagstar (1991-1993); Director, Management Information
                                             Services of Flagstar Systems, Inc. (1988-1990); Manager, Information Services of
                                             Carpet and Rug Division of Fieldcrest Cannon (1987-1988).
Honorio J. Padron...................   42    Vice President, Business Transformation of Flagstar (March 1995-present); Senior
                                             Director of Research and Development of Burger King Corporation (January
                                             1995-March 1995); Director of Reengineering of Burger King Corporation
                                             (1993-January 1995); Director of Worldwide Profit and Loss Improvement of Burger
                                             King Corporation (1993); Manager of Systems Support of Burger King Corporation
                                             (1990-1993).
Stephen W. Wood.....................   36    Vice President, Compensation, Benefits and Employee Information Systems of
                                             Flagstar (1993-present); Senior Director, Compensation, Benefits and Employee
                                             Information Systems of Flagstar (1993); Director, Benefits and Executive
                                             Compensation of HFS (1991-1993); Consultant of Hewitt Associates, L.P. (benefit consultants that performed services for the Company in 1994) (1990); McGuire,
                                             Woods, Battle & Boothe (law firm) (1984-1990).

(a) Messrs. Maw and McManus are brothers-in-law.
     See Item 12. Security Ownership of Certain Beneficial Owners and Management for certain additional information concerning directors, executive officers and certain beneficial owners of the Company.
                                       20

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION OF OFFICERS
     Set forth below is information for 1994, 1993 and 1992 with respect to compensation for services to the Company of Mr. Richardson, the Chief Executive Officer of the Company during 1994, and each of the four most highly compensated executive officers (other than the Chief Executive Officer) of the Company during 1994.
                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION         ALL
                                                                                               AWARDS                OTHER
              NAME AND                                   ANNUAL COMPENSATION (1)       SECURITIES UNDERLYING      COMPENSATION
         PRINCIPAL POSITION                YEAR        SALARY($)(2)      BONUS($)          OPTIONS (#)(3)          ($)(4)(5)
Jerome J. Richardson                        1994         $ 856,594       $250,000                    --             $ 10,250
  Chairman; Formerly                        1993         $ 824,355             --                    --             $ 13,652
  Chief Executive                           1992         $ 776,804       $750,000               600,000             $ 15,286
  Officer of Flagstar
Gregory M. Buckley                          1994         $ 221,416       $126,563                80,000             $111,747
  Senior Vice President of                  1993         $ 136,533             --                60,000             $460,852
  Flagstar and President                    1992                --             --                    --                   --
  and Chief Operating
  Officer of Quincy's
Samuel H. Maw                               1994         $ 301,145       $ 95,625                80,000                   --
  Executive Vice President,                 1993         $ 280,861             --                80,000                   --
  Product Development                       1992         $ 273,024       $124,888                    --                   --
  and Distribution
  of Flagstar
Raymond J. Perry                            1994         $ 237,339       $135,000                80,000                   --
  Senior Vice President                     1993         $ 136,606             --                60,000             $130,000
  of Flagstar and President                 1992                --             --                    --                   --
  and Chief Operating
  Officer of El Pollo Loco
C. Ronald Petty                             1994         $ 284,284       $144,281                80,000             $ 78,194
  Executive Vice President                  1993         $ 142,500             --                80,000             $483,125
  of Flagstar and President                 1992                --             --                    --                   --
  and Chief Executive
  Officer of Denny's

(1) The amounts shown for each named executive officer exclude perquisites and other personal benefits that did not exceed, in the aggregate, the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for any year included in this table.
(2) The amounts shown for 1994 include accruals of $112,938 and $41,086 for Messrs. Richardson and Maw, respectively, under a supplemental executive retirement plan. The amounts shown for 1993 include accruals of $62,082 and $26,823, and the amounts shown for 1992 include accruals of $58,053 and $30,119, for Messrs. Richardson and Maw, respectively, under the same plan. Such amounts also reflect certain costs and credits to the named executive officers relating to certain life, health and disability insurance coverage provided through the Company.
(3) For additional information concerning the grant of options in 1994, see Item
    11. Executive Compensation -- Stock Options, below. Options to purchase common stock of FCI, $.50 par value per share (the "Common Stock"), were granted to Mr. Richardson on December 15, 1992 pursuant to the 1989 Non-Qualified Stock Option Plan of FCI, as adopted December 1, 1989 and thereafter amended (the "1989 Option Plan"), and his employment agreement dated as of August 11, 1992, upon the termination of his prior option to purchase 160,000 shares of Common Stock. Such options become exercisable at the rate of 20% per year beginning on November 16, 1993, conditioned upon his continued employment with the Company. Pursuant to Mr. Richardson's employment agreement, all shares of Common Stock that Mr. Richardson acquires upon any exercise of such options shall be subject to the Richardson Shareholder Agreement (as defined herein). See Item 11. Executive Compensation -- Employment Agreements -- Richardson Employment Agreement and Item 12. Security Ownership of Certain Beneficial Owners and Management -- Richardson Shareholder Agreement for additional information. Options were granted to Messrs. Buckley, Maw, Perry and Petty on June 29, 1993 pursuant to the 1989 Option Plan. The exercise price for such options is $11.25 per share. Such options become exercisable at the rate of 50% as of June 29, 1995 and 25% per year thereafter.
(4) The amounts shown for Mr. Richardson are split-dollar insurance premium payments paid by the Company for the years indicated.
                                       21

(5) The amounts shown for Messrs. Buckley, Perry and Petty consist of additional compensation and/or expense reimbursement paid to the respective named executive officers at or near the time of, or otherwise arising in connection with, their initial employment with the Company.
STOCK OPTIONS
     Set forth below is information with respect to individual grants of stock options with respect to the Common Stock made during 1994 to Messrs. Buckley, Maw, Perry and Petty. No stock options were granted in 1994 to Mr. Richardson.
                             OPTION GRANTS IN 1994

                                          INDIVIDUAL GRANTS
                                                                     % OF                                  POTENTIAL REALIZABLE
                                                     NUMBER OF       TOTAL                                   VALUE AT ASSUMED
                                                     SECURITIES     OPTIONS                                  ANNUAL RATES OF
                                                     UNDERLYING     GRANTED     EXERCISE                       STOCK PRICE
                                                      OPTIONS         TO        OR BASE                      APPRECIATION FOR
                                                      GRANTED      EMPLOYEES     PRICE      EXPIRATION         OPTION TERM
NAME                                                   (#)(1)       IN 1994     ($/SH)(2)      DATE        5% ($)      10% ($)
Gregory M. Buckley                                     80,000         6.3%       $ 9.00      08-16-04     $ 453,600   $1,144,800
Samuel H. Maw                                          80,000         6.3%       $ 9.00      08-16-04     $ 453,600   $1,144,800
Raymond J. Perry                                       80,000         6.3%       $ 9.00      08-16-04     $ 453,600   $1,144,800
C. Ronald Petty                                        80,000         6.3%       $ 9.00      08-16-04     $ 453,600   $1,144,800

(1) Such options were granted on August 16, 1994 pursuant to the 1989 Option Plan and become exercisable at the rate of 50% as of August 16, 1996 and 25% per year thereafter, conditioned upon continued employment with the Company. Under the 1989 Option Plan, the exercise price of shares upon the exercise of an option may be paid in cash or by surrender of other shares of Common Stock having a fair market value on the date of exercise equal to such exercise price, or in a combination of cash and such shares. Upon termination of employment of a holder, all of such holder's options not then exercisable expire and terminate. If such termination is by reason of death, retirement or disability, such holder's exercisable options remain exercisable for one year following termination. If such termination is voluntary or without cause, such holder's exercisable options generally remain exercisable for sixty days following termination. If such termination is for cause, such holder's exercisable options expire and terminate as of the date of termination.
(2) The exercise price for such options was established at the closing sales price for the Common Stock as of the date prior to the date of grant.
     The following table sets forth information with respect to the 1994 year-end values of unexercised options, all of which were granted by the Company pursuant to the 1989 Option Plan, held by Mr. Richardson, the Chief Executive Officer of the Company during 1994, and each of the other persons named in the Summary Compensation Table above:
                    AGGREGATED OPTION EXERCISES IN 1994 AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                  NUMBER OF
                                                                                                  SECURITIES          VALUE OF
                                                                                                  UNDERLYING         UNEXERCISED
                                                                                                 UNEXERCISED        IN-THE-MONEY
                                                                                                  OPTIONS AT         OPTIONS AT
                                                                                                    FISCAL             FISCAL
                                                                                                 YEAR-END (#)       YEAR-END ($)
                                                                                                 EXERCISABLE/       EXERCISABLE/
NAME                                                                                            UNEXERCISABLE       UNEXERCISABLE
Jerome J. Richardson.......................................................................      240,000/360,000        -- / --
Gregory M. Buckley.........................................................................          -- /140,000        -- / --
Samuel H. Maw..............................................................................          -- /160,000        -- / --
Raymond J. Perry...........................................................................          -- /140,000        -- / --
C. Ronald Petty............................................................................          -- /160,000        -- / --

No options held by the foregoing officers were exercised in 1994.
                                       22

RETIREMENT PLANS
     A tax-qualified defined benefit retirement plan is maintained by Flagstar Systems, Inc. and certain other Flagstar subsidiaries. Such plan is described below.
     The following table shows the estimated annual benefits for a single life annuity that could be payable under the Flagstar Retirement Plan (as defined), as amended, and the ancillary plan described below upon a person's normal retirement at age 65 if that person were in one of the following classifications of assumed compensation and years of credited service:

                      AVERAGE ANNUAL                                                YEARS OF SERVICE
           REMUNERATION OVER A FIVE-YEAR PERIOD                  15           20           25           30           35
$ 200,000..................................................   $ 43,296     $ 57,728     $ 72,161     $ 86,593     $100,000
   250,000.................................................     54,546       72,728       90,911      109,093      125,000
   300,000.................................................     65,796       87,728      109,661      131,593      150,000
   350,000.................................................     77,046      102,728      128,411      154,093      175,000
   400,000.................................................     88,296      117,728      147,161      176,593      200,000
   500,000.................................................    110,796      147,728      184,661      221,593      250,000
   600,000.................................................    133,296      177,728      222,161      266,593      300,000
   700,000.................................................    155,796      207,728      259,661      311,593      350,000
   800,000.................................................    178,296      237,728      297,161      356,593      400,000
   900,000.................................................    200,796      267,728      334,661      401,593      450,000

     The Flagstar Pension Plan (the "Flagstar Retirement Plan"), which is noncontributory, generally covers all employees of Flagstar and its subsidiaries (other than its Denny's restaurant and distribution, El Pollo Loco, and concessions and recreation services subsidiaries) who have attained the age of 21 and who have completed one thousand hours of service. There are two entry dates per year for new employees, January 1 and July 1. As a result of a plan amendment effective January 1, 1989, a participant's annual retirement benefit under the Flagstar Retirement Plan at normal retirement age is calculated by multiplying the number of years of participation in the Flagstar Retirement Plan (not to exceed 35 years) by the sum of one percent of the average Compensation (as defined below) paid during 60 consecutive calendar months chosen to produce the highest average ("Average Compensation" for the purposes of this paragraph) plus an additional one-half of one percent of the Average Compensation in excess of the average Social Security wage base. Benefits payable cannot exceed 50% of the Average Compensation. Plan benefits are normally in the form of a life annuity or, if the retiree is married, a joint and survivor annuity. "Compensation" for the purposes of this paragraph generally consists of all remuneration paid by the employer to the employee for services rendered as reported or reportable on Form W-2 for federal income tax withholding purposes (including the amount of any 1993 year-end bonus paid in 1994), excluding reimbursements and other expense allowances, fringe benefits, moving expenses, deferred compensation and welfare benefits (such exclusions to include, without limitation, severance pay, relocation allowance, gross-up pay to compensate for taxable reimbursements, hiring bonuses, cost of living differentials, special overseas premiums, compensation resulting from participation in, or cancellation of, stock option plans, contributions by the employer to the Flagstar Retirement Plan or any other benefit plan and imputed income resulting from the use of the Company property or services). Except for limited purposes described in the plan, Compensation also includes any deferred compensation under a Section 401(k) plan maintained by the employer and salary reduction amounts under a
Section 125 plan maintained by the employer. The funding of the Flagstar Retirement Plan is based on actuarial determinations.
     Ancillary to the Flagstar Retirement Plan is a nonqualified plan for key executive employees that provides future service benefits and benefits in excess of the annual maximum benefits limit under the Internal Revenue Code of 1986, as amended (the "Code") to certain key employees. "Compensation" and "Average Compensation" are defined in this ancillary plan the same way they are defined in the Flagstar Retirement Plan. Benefits payable under the ancillary plan are included in the table above. A supplemental executive retirement plan provides additional benefits to certain key executives calculated as a percentage of base salary.
     The maximum annual pension benefit payable under the Flagstar Retirement Plan for 1994 was $118,800 (or, if greater, the participant's 1982 accrued benefit).
     Except for the exclusion of 1994 bonuses paid in 1995 and the accrual of certain nonqualified benefits as described herein, the Compensation included under the Flagstar Retirement Plan (including the ancillary nonqualified plan) generally corresponds with the annual compensation of the named executive officers in the Summary Compensation Table above. Includable Compensation for 1994 for Messrs. Richardson, Buckley, Maw and Petty was $750,000, $225,000, $261,236 and $285,000 respectively.
     As of December 31, 1994, the estimated credited years of service under the Flagstar Retirement Plan for Messrs. Richardson, Buckley, Maw and Petty at normal retirement age was 40, 24, 29 and 15, respectively.
                                       23

     The early retirement provisions of the Flagstar Retirement Plan were amended effective January 1, 1989 to provide an improved benefit for long service employees. Employees with age and service equalling or exceeding 85 and who are within five years of the Social Security retirement age will receive no reduction of accrued benefits. Employees who are at least 55 years of age with 15 years of service will receive a reduction of three percent in accrued benefits for the first five years prior to normal retirement date and six percent for the next five years. Accrued benefits for employees retiring with less than 15 years of service will be actuarially reduced beginning at age 55. Vesting of retirement benefits was also changed to comply with the law from 12-year graduating vesting to five-year cliff vesting for the plan.
FLAGSTAR THRIFT PLAN
     The Flagstar Thrift Plan (the "Thrift Plan") is designed to encourage and facilitate systematic savings by eligible employees. The Thrift Plan is available to salaried employees who are not governed by a collective bargaining agreement and who are employed by Flagstar or any subsidiary that adopts the Thrift Plan with the consent of the Board of Directors. Participation in the Thrift Plan is voluntary. The Thrift Plan may be amended by the Board of Directors from time to time, but such amendments may not diminish the securities or cash in the account of a participant.
     A participant in the Thrift Plan generally may choose either of two options for contributions: an after-tax option or a pre-tax option. An employee may not make both after-tax and pre-tax contributions in the same month.
     A salaried employee is eligible to participate in the Thrift Plan if the employee (i) has attained 21 years of age, (ii) has completed one year of service (as defined) and (iii) is not subject to a collective bargaining agreement. Under the after-tax option, each participant specifies a percentage of compensation (as defined in the Thrift Plan) to be contributed to the Thrift Plan, which contribution is made by payroll deduction. No participant may contribute more than 10% of annual compensation. Flagstar contributes a matching amount equivalent to 25% of the participant's monthly contribution, subject to certain statutory limits. Contributions of the participants and Flagstar are invested in investment vehicles designated by the plan administrator. A participant is able to withdraw certain eligible contributions once per calendar year or at early retirement age, upon normal retirement, upon termination of employment, upon disability or at death.
     Under the pre-tax option, an eligible employee may make a contribution to the Thrift Plan on a pre-tax basis, pursuant to Section 401(k) of the Code, by deferring up to 10% of such employee's compensation (as defined in the Thrift
Plan) but not more than $9,240 (for 1994, the amount being indexed annually) per year, which is then contributed by Flagstar to the Thrift Plan. Flagstar currently matches 25% of the employee pre-tax contribution up to 6% of the employee's compensation (as defined in the Thrift Plan) plus 75% of the first $500 of employee pre-tax contributions. Contributions are invested in investment vehicles designated by the plan administrator. Flagstar's matching contributions are invested pursuant to participants' investment directions for their pre-tax and after-tax contributions. A participant is able to withdraw pre-tax matching contributions (and earnings thereon) once per quarter, provided such contributions were made prior to January 1, 1988. A participant may withdraw his own pre-tax contributions (including earnings thereon through December 31, 1988) upon the showing of an immediate and substantial financial hardship as defined in the plan. Upon the attainment of age 59 1/2, as well as upon the occurrence of retirement, death, disability or termination of service, a participant generally may withdraw all contributions and earnings thereon. Flagstar's contributions vest upon contribution.
     Effective June 14, 1990, Common Stock again became an optional investment vehicle under the Thrift Plan. Participants may direct the investment of up to 25% of their own contributions and the matching contributions in Common Stock. Participants also may transfer amounts from other investment vehicles into Common Stock. In no event, however, may a participant transfer amounts into Common Stock that would result in the ownership of Common Stock exceeding 25% of the participant's total interest in the Thrift Plan.
     On October 26, 1988, the Board of Directors approved certain amendments to the Thrift Plan. These amendments were necessitated by changes in the federal tax laws and became effective on January 1, 1989. As a result of the amendments, highly compensated employees, as defined by the Code and the regulations thereunder and including the executive officers of Flagstar, are no longer eligible to make pre-tax or after-tax contributions to the Thrift Plan, although certain executive officers continue to have accounts thereunder. In lieu of this benefit, such employees received certain salary increases.
     Under the Thrift Plan, shares of the Common Stock attributable to participating employees' contributions and contributions by Flagstar will be voted by the plan trustee in accordance with the employee's instructions and, absent such instructions, in the trustee's discretion.
                                       24

EMPLOYMENT AGREEMENTS
     RICHARDSON EMPLOYMENT AGREEMENT
     Concurrently with the execution of the Purchase Agreement (as defined herein), Mr. Richardson and Flagstar entered into an employment agreement (the "Richardson Employment Agreement"), which took effect on November 16, 1992, which provided that Flagstar would employ Mr. Richardson as Chief Executive Officer and Chairman of the Board of Flagstar until November 16, 1997 or his earlier death or termination of employment by reason of permanent disability, voluntary termination of employment or involuntary termination for cause (as defined). The Richardson Employment Agreement prohibits Mr. Richardson from soliciting employees of Flagstar or its affiliates and from engaging in certain competitive activities generally during his term of employment and for a period of three years after termination of employment. The Richardson Employment Agreement further prohibits Mr. Richardson from using or disclosing certain "confidential" or "proprietary" information for purposes other than carrying out his duties with the Company.
     Under the Richardson Employment Agreement as in effect in 1994, Mr. Richardson was entitled to receive (i) an annual base salary at the rate of $750,000 per year from November 16, 1992 through December 31, 1993 and at a rate determined by the Compensation and Benefits Committee of Flagstar's Board of Directors annually thereafter, (ii) an annual performance bonus targeted to equal his base salary if Flagstar and Mr. Richardson achieved budgeted financial and other performance targets, to be established annually by the Compensation and Benefits Committee, and (iii) subject to the termination of the ten-year option that Mr. Richardson received from FCI in 1989 to purchase 160,000 shares of Common Stock at $20.00 per share (the "Prior Option"), the grant of a new option or options to purchase 600,000 shares of Common Stock (the "Richardson Options"), exercisable at the rate of 20% per year beginning on November 16, 1993 (provided that he continues to be employed by the Company unless his employment is terminated as a result of a "Termination Without Cause" (as defined below), in which case the option to purchase 160,000 of such shares would be exercisable pursuant to the schedule for the Prior Option) and subject to exercise prices of $15.00 per share for 100,000 shares and $17.50 per share for 500,000 shares. In December 1992, Mr. Richardson terminated his Prior Option and was granted such options to purchase 600,000 shares of Common Stock. The Richardson Employment Agreement also entitled Mr. Richardson to participate in all of the Company's benefit plans applicable to the Company's executive officers generally. As a condition to Mr. Richardson entering into the Richardson Employment Agreement which extended his term of employment with Flagstar for an additional three years, FCI advanced funds (the "Richardson Loan") to refinance approximately $13,900,000 outstanding principal and certain interest due on a 1989 loan from NationsBank, N.A. (Carolinas) to Mr. Richardson. Mr. Richardson used the proceeds of the 1989 loan to finance his purchase of approximately 800,000 shares of Common Stock. For additional information concerning the Richardson Loan, see Item 13. Certain Relationships and Related Transactions.
     In the event of Mr. Richardson's termination of employment during the term of the Richardson Employment Agreement, Flagstar is required to make payments as follows based upon the cause of such termination: (i) if by reason of death, Mr. Richardson's surviving spouse is entitled to be paid an amount equal to Mr. Richardson's base salary for a one-year period after his death; (ii) if by reason of permanent disability, Mr. Richardson is entitled to be paid one-half of his base salary and annual bonus for a period of two years after termination of employment; and (iii) if by Flagstar other than for "cause" or by Mr. Richardson following a material breach by Flagstar of a material provision of the Richardson Employment Agreement (each, a "Termination Without Cause"), Mr. Richardson is entitled to be paid immediately upon such termination a lump sum amount equal to his base salary and bonuses (deemed to be $1,500,000, in the aggregate, per year) and his other benefits for the remaining term of the agreement. Under the terms of the Amended Richardson Agreement (as defined below) such other benefits referred to in (iii) above shall include certain health, welfare and retirement plan benefits through the remaining term of the agreement or the cash equivalents thereof.
     As of January 10, 1995, Mr. Richardson and the Company entered into an amended and restated employment agreement (the "Amended Richardson Agreement") to provide that Flagstar would employ Mr. Richardson as its Chief Executive Officer until February 6, 1995, as its Chairman until November 16, 1997 unless a successor is chosen upon 30 days' prior notice and, thereafter, as Chairman Emeritus until November 16, 1997, unless earlier terminated as provided in the agreement. Under the Amended Richardson Agreement, (i) Mr. Richardson shall be entitled to receive a base salary at a rate of $750,000 per year and an annual bonus, if any, as determined in the reasonable discretion of the Board, (ii) the Richardson Options remain outstanding generally in accordance with terms previously established, provided, however, that if the Company terminates Mr. Richardson's employment other than for "cause" or if Mr. Richardson dies, the Richardson Options immediately become fully exercisable, and (iii) the Richardson Loan remains outstanding generally in accordance with terms previously established, except as otherwise described in Item 13. Certain Relations and Related
                                       25

Transactions. Such amended agreement also provides that during the employment term, while Mr. Richardson shall be the Chief Executive Officer, Chairman and/or Chairman Emeritus of the Company, he shall serve on the Board.
     ADAMSON EMPLOYMENT AGREEMENT
     Concurrently with the execution of the Adamson Shareholder Agreement (as defined below), Mr. Adamson and FCI entered into an employment agreement (as amended on February 27, 1995, the "Adamson Employment Agreement") which took effect on January 23, 1995 and which provides that FCI will employ Mr. Adamson as President and Chief Executive Officer of FCI until January 23, 1998 or until his earlier death or termination of employment by reason of permanent disability, voluntary termination of employment or involuntary termination with or without cause (as defined). The Adamson Employment Agreement also provides that Mr. Adamson shall be appointed as a director of FCI (on or before the first meeting of the Board of Directors of FCI that is held after January 23, 1995) and as the Chairman of the Board of Directors of FCI (on or before July 23, 1995, or upon 30 days' prior notice if such date is extended at Mr. Adamson's sole discretion). The Adamson Employment Agreement prohibits Mr. Adamson from soliciting employees of the Company or its affiliates and from engaging in certain competitive activities generally during his term of employment and for a period of two years after the later of the termination of his employment or the date on which the Company is no longer required to make certain termination benefits. The Adamson Employment Agreement further prohibits Mr. Adamson from using or disclosing certain "confidential" or "proprietary" information for purposes other than carrying out his duties with the Company.
     Under the Adamson Employment Agreement, Mr. Adamson is entitled to receive
(i) an annual base salary at the annual rate of $950,000, $1,000,000 and $1,050,000 for the first, second and third years of employment, respectively,
(ii) a one-time signing bonus equal to $500,000, (iii) an annual performance bonus at an annual rate up to 200% of his base salary (targeted to equal 75% of his base salary) if the Company and Mr. Adamson achieve budgeted financial and other performance targets to be established by the Compensation and Benefits Committee, with a guaranteed minimum bonus of $500,000 for his first year of employment, (iv) 65,306 shares (the "Restricted Shares") of Common Stock (plus an amount in cash to reimburse Mr. Adamson in part for his income tax liabilities with respect to such shares), fifty percent (50%) of which are subject to forfeiture upon the termination of Mr. Adamson's employment under certain conditions prior to January 23, 1996, and (v) the grant under the 1989 Option Plan of a ten-year option to purchase 800,000 shares of Common Stock, to become exercisable at the rate of 20% per year beginning on January 9, 1996 and each anniversary thereafter (conditioned upon Mr. Adamson's continuing to be employed by the Company on such dates), and subject to an exercise price of $6.125 per share (the "Adamson Option"). Vested shares of Common Stock acquired by Mr. Adamson pursuant to (iv) and (v) above (including shares as to which Mr. Adamson is entitled, under certain circumstances, to accelerated vesting) are subject to and have the rights and benefits of the Adamson Shareholder Agreement (as defined below). See Item 12. Security Ownership of Certain Beneficial Owners and Management -- Adamson Shareholder Agreement. The Adamson Employment Agreement also entitles Mr. Adamson to reimbursement of expenses of relocation and certain other privileges and benefits, including participation in all of the Company's benefit plans applicable to the Company's executive officers generally.
     In the event of Mr. Adamson's termination of employment during the term of the Adamson Employment Agreement, the Company is required to make payments as follows based upon the cause of such termination: (i) if by reason of death, Mr. Adamson's surviving spouse is entitled to be paid an amount equal to Mr. Adamson's base salary and annual bonus and continuation of certain benefits for a one-year period after his death; (ii) if by reason of permanent disability, Mr. Adamson is entitled to be paid one-half of his base salary and annual bonus and continuation of certain benefits for a period of two years after termination of employment; and (iii) if by FCI other than for "cause," Mr. Adamson is, in general, entitled to (a) a lump sum in the amount of the base salary remaining to be paid over the remaining unexpired contract term but not less than an amount equal to two years' base salary, (b) a pro rata portion of the annual bonus otherwise payable during the calendar year of termination, (c) the continued vesting of the Adamson Option until the option to purchase an aggregate of 480,000 shares thereunder shall have become exercisable, (d) the immediate vesting of 100% of the Restricted Shares, and (e) continuation of certain benefits and other contract rights; provided, however, that in the event of termination by FCI without "cause" following a "change of control", the Adamson Option shall be 100% vested and exercisable as of the date of such termination and Mr. Adamson shall be entitled to a lump sum payment on such date equal to 200% of his targeted bonus for the year during which such termination occurs. Furthermore, the Adamson Option shall expire and terminate as follows in the event of Mr. Adamson's termination of employment for the following reasons:
(i) if for "cause" or voluntary termination, the Adamson Option shall expire and terminate as of the date of termination; (ii) if by reason of death, permanent disability or without "cause" following a "change in control", the
                                       26

Adamson Option shall expire and terminate on the later of (a) the date the Company is no longer required to provide certain termination benefits, and (b) the first anniversary of the date of termination; and (iii) if without "cause" (but not following a "change in control"), the Adamson Option shall expire and terminate on the latest of January 9, 1999 and (a) and (b) above.
     OTHER EMPLOYMENT ARRANGEMENTS
     During 1994, Messrs. Buckley, Perry and Petty were each party to employment agreements with the Company providing for specified base salaries, subject to annual adjustment by the Compensation and Benefits Committee, an annual performance bonus and options to purchase Common Stock. These agreements also contained provisions for the payment of certain additional compensation to each of the named executive officers at or near the time of their initial employment. See the Summary Compensation Table above. Mr. Petty's agreement also contained termination provisions for the payment of severance benefits equal to two years' annual base salary and bonus upon termination of his employment under certain circumstances. Also, in 1994, Messrs. Buckley, Maw and Perry entered into separate agreements providing for severance benefits equal to two years' annual base salary upon termination of their employment under certain circumstances or the occurrence of certain other events, including a change of control of the Company.
COMPENSATION AND BENEFITS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Messrs. Raether, Robbins and Tokarz served on the Company's Compensation and Benefits Committee during 1994. Messrs. Tokarz and Robbins serve as officers of certain subsidiaries of the Company. Messrs. Raether, Robbins and Tokarz are general partners of KKR. In 1994, KKR received an annual financial advisory fee of $1,250,000.
     Pursuant to the Purchase Agreement (as defined below), Associates has agreed that it will not, directly or indirectly, sell, assign, pledge, hypothecate or otherwise transfer any of the shares of Common Stock acquired under the Purchase Agreement or the Common Stock issuable upon exercise of the Warrants (as defined below) prior to March 31, 1995 except (i) in connection with a sale of or acceptance of an offer to purchase 90% or more of the outstanding shares of Common Stock, (ii) in connection with a merger or other similar extraordinary corporate transaction which results in a change of control of FCI and involves an entity which immediately prior thereto is not an affiliate of Associates, any partner thereof or FCI, or (iii) to certain affiliates of Associates or any partner thereof.
     The Purchase Agreement further provides that, until November 16, 1995, FCI shall maintain in full force and effect its existing directors' and officers' liability insurance policy with respect to events occurring prior to November 16, 1992 (or, if such insurance is not available at a reasonable cost, as much such insurance as is available to it at a reasonable cost). FCI and its subsidiaries will maintain in effect the provisions in their respective charters and bylaws which provide for indemnification of FCI's and its subsidiaries' officers and directors with respect to events occurring prior to November 16, 1992. Associates also agreed not to engage in a Rule 13e-3 Transaction (as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) prior to March 31, 1995 without the approval of a majority of the disinterested directors of FCI and a fairness opinion from an investment banking firm selected by such directors.
     Pursuant to the Purchase Agreement, FCI has agreed to indemnify and hold harmless Associates and its affiliates, directors, officers, advisors, agents and employees to the fullest extent lawful, from and against any and all losses, damages, claims, liabilities and actions arising out of or in connection with the Recapitalization and all expenses of investigating, preparing or defending any such claim or action (including reasonable legal fees and expenses); provided, however, that nothing contained in such indemnification provision is to be construed as a guarantee by FCI with respect to the value of the shares of Common Stock acquired under the Purchase Agreement or indemnification of Associates against any diminution in value thereof which may occur; and provided, further, that no indemnified party will be entitled to indemnification by FCI with respect to any of the foregoing arising solely from the bad faith or gross negligence (as finally determined by a court of competent jurisdiction) of such indemnified party or any of the affiliates, directors, officers, agents or employees of such indemnified party.
     See Item 12. Security Ownership of Certain Beneficial Owners and Management for additional information concerning other agreements among Associates, Gollust, Tierney & Oliver ("GTO"), DLJ Capital Corporation ("DLJ Capital"), Mr. Richardson and FCI.
COMPENSATION OF DIRECTORS
     Directors of the Company other than Mr. Richardson and Mr. Adamson are entitled to an annual retainer of $40,000. Directors are also reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.
                                       27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Currently, 100% of Flagstar's outstanding common stock, $.01 par value per share, is owned by FCI. The following table sets forth, as of March 15, 1995, the beneficial ownership of the Common Stock (and thereby proportionate beneficial ownership of Flagstar) by each stockholder known by the Company to own more than 5% of the outstanding shares, by each director and nominee to the Board of Directors of FCI, by each officer of the Company included in the Summary Compensation Table in Item 11. Executive Compensation above, and by all directors and executive officers of FCI and Flagstar as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The number of FCI shares and options indicated herein (including shares issuable upon the exercise of stock options), as well as corresponding option exercise and market prices, have been adjusted to give effect to the five-for-one reverse stock split of the Common Stock effected by FCI as of June 16, 1993.

                                                                                                                  PERCENTAGE
                                                                                     AMOUNT AND NATURE OF         OF COMMON
                                 BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP           STOCK
KKR Associates
  (and related entities)
  9 West 57th Street
  New York, NY 10019...............................................................          34,999,999(1)(2)        60.94%
Gollust, Tierney & Oliver
  (and related entities)
  500 Park Avenue
  New York, NY 10022...............................................................           4,844,445(3)           11.42%
DLJ Capital Corporation
  (and related entities)
  140 Broadway
  New York, NY 10005...............................................................           3,040,407               7.16%
James B. Adamson...................................................................              65,306(4)               *
Michael Chu........................................................................                  --                 --
Vera King Farris...................................................................                 100                  *
Hamilton E. James..................................................................              36,687(5)               *
Henry R. Kravis (1)................................................................                  --                 --
A. Andrew Levison..................................................................               9,473(6)               *
Paul E. Raether (1)................................................................                  --                 --
Jerome J. Richardson...............................................................           1,058,164(7)(8)         2.48%
Clifton S. Robbins (1).............................................................                  --                 --
George R. Roberts (1)..............................................................                  --                 --
L. Edwin Smart.....................................................................              14,566(5)(9)            *
Michael T. Tokarz (1)..............................................................                  --                 --
Gregory M. Buckley.................................................................              12,000                  *
Samuel H. Maw......................................................................              22,092(7)               *
Raymond J. Perry...................................................................                  --                 --
C. Ronald Petty....................................................................                  --                 --
All directors and executive officers as a group (27 persons).......................           1,247,417(7 (10)(11)       2.92%

   * Less than one percent.
 (1) Includes 19,999,999 shares of Common Stock owned of record. Such shares are owned of record by TW Associates (19,913,333 shares) and KKR Partners II (86,666 shares). KKR Associates is the sole general partner and possesses sole voting and investment power as to each of TW Associates and KKR Partners II. Messrs. Kravis, Raether, Robbins, Roberts and Tokarz (directors of FCI and Flagstar) and Messrs. Saul A. Fox, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Robert J. MacDonnell, Michael W. Michelson and Scott Stuart, as the general partners of KKR Associates, may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates. Such persons disclaim beneficial ownership of such shares.
 (2) Includes 15,000,000 shares of Common Stock underlying warrants (the "Warrants"), which become exercisable on March 31, 1995, acquired by TW Associates (14,935,000 shares) and KKR Partners II (65,000 shares) under a Stock
                                       28
     and Warrant Purchase Agreement dated August 11, 1992 by and between FCI and TW Associates (the "Purchase Agreement"). The Warrants were issued pursuant to a Warrant Agreement dated November 16, 1992 by and between FCI and Associates. Each Warrant entitles the holder thereof to purchase one fully paid and nonassessable share of Common Stock at an exercise price of $17.50, subject to adjustment from time to time upon the occurrence of certain events.
 (3) The Common Fund (which is a party to an investment management arrangement with GTO) owns 1,872,540 of the shares lised. GTO disclaims beneficial ownership of such shares. GTO and related entities own the balance of the shares listed. According to a Schedule 13D filed by GTO and related entities dated as of January 3, 1995, The Saurer Group Investments Ltd. and North Atlantic Continental Capital Ltd., formerly parties to investment management arrangements with GTO with respect to their ownership of shares of Common Stock, no longer maintain such arrangements. Accordingly, shares owned by such entities are not included in the shares listed.
 (4) Shares listed are those received by Mr. Adamson pursuant to the terms of his employment agreement with the Company, 50% of which are subject to forfeiture upon the termination of Mr. Adamson's employment with the Company under certain conditions prior to January 23, 1996. See Item 11. Executive Compensation -- Employment Agreements -- Adamson Employment Agreement.
 (5) Includes 10,000 shares that each of Messrs. James and Smart has a right to acquire upon the exercise of currently exercisable options granted by the Company in 1990 pursuant to the 1990 Non-Qualified Stock Option Plan of FCI, as adopted July 31, 1990 and thereafter amended (the "1990 Option Plan"). Mr. James is Managing Director of DLJ and Chairman, DLJ Merchant Banking Group. He also has a limited investment in GTO or related entities, or both. Shares listed for Mr. James exclude shares held by DLJ Capital and related entities or by GTO and related entities.
 (6) Mr. Levison is a nominee to the Board of Directors of FCI for election at the Annual Meeting and Managing Director, Investment Banking of DLJ. Shares listed for Mr. Levison exclude shares held by DLJ Capital and related entities.
 (7) Includes shares held by the trustee of the Thrift Plan as of December 31, 1994 for the individual accounts of employee participants. Under the Thrift Plan, shares attributable to participating employees' contributions and Company contributions are voted by the trustee in accordance with the employees' instructions, while shares as to which no instructions are received are voted by the trustee in its discretion. Of shares held in the Thrift Plan for the accounts of directors and executive officers of FCI and Flagstar, approximately 3,364 and 222 are credited to the accounts of Messrs. Richardson and Maw, respectively, and 7,551 are credited to the accounts of all directors and executive officers as a group.
 (8) Includes 240,000 shares that Mr. Richardson has the right to acquire upon the exercise of currently exercisable options granted by the Company under the 1989 Option Plan.
 (9) Includes 4,166 shares that Mr. Smart has the right to acquire upon conversion of Flagstar's 10% Convertible Junior Subordinated Debentures Due 2014 (the "10% Debentures").
(10) Includes shares referred to in (5), (8) and (9) above and otherwise that individual directors or officers have the right to acquire upon the exercise of options or conversion of certain securities.
(11) Excludes shares owned by KKR Associates through TW Associates and KKR Partners II, as set forth above. Messrs. Kravis, Raether, Robbins, Roberts and Tokarz are general partners of KKR Associates, the sole general partner of TW Associates and KKR Partners II. They also are directors of FCI and Flagstar. Each of Messrs. Kravis, Raether, Robbins, Roberts and Tokarz disclaims beneficial ownership of those shares listed above as owned by KKR Associates. Also excludes shares shown as beneficially owned by GTO or DLJ Capital and related entities, as set forth above.
                                       29

     THE STOCKHOLDERS' AGREEMENT. Concurrently with the execution of the Purchase Agreement, GTO and certain of its affiliates (collectively, the "GTO Group"), DLJ Capital, Mr. Richardson, TW Associates (the "Stockholder Parties") and FCI entered into an agreement (as amended from time to time thereafter, the "Stockholders' Agreement") pursuant to which the Stockholder Parties agreed not to transfer or sell shares of Common Stock held by them prior to December 31, 1994 (or, in certain circumstances, March 31, 1995), except in connection with the sale of 90% or more of the outstanding Common Stock and except for transfers in connection with extraordinary corporate transactions, transfers in certain cases to certain affiliates of GTO or Associates, and sales to the public by GTO commencing on or after June 30, 1993. Effective as of January 1, 1995, pursuant to the latest amendment thereto, the GTO Group is no longer a Stockholder Party or otherwise a party to or bound by the Stockholders' Agreement.
     Pursuant to the Stockholders' Agreement, each of the Stockholder Parties agreed to nominate and vote all shares of Common Stock owned by it to elect as directors (a) six persons designated by Associates, (b) Mr. Richardson (for so long as Mr. Richardson remained Chief Executive Officer of FCI), (c) one representative designated by DLJ Capital (for so long as DLJ Capital continues to own at least 2% of the outstanding shares of Common Stock on a fully-diluted basis) and (d) two independent directors. GTO's right to a Board representative terminated as of January 1, 1995. For information regarding Mr. Richardson's continuing participation on the Board following his resignation as Chief Executive Officer, see Item 11. Executive Compensation -- Employment
Agreements -- Richardson Employment Agreement. The Stockholder Parties have further agreed to increase by two the number of directors constituting the entire Board of Directors of FCI and to nominate (if requested) and vote to elect as directors two additional persons to be designated by Associates if at any time the holders of the Preferred Stock, voting together as a class with all other classes or series of preferred stock ranking junior to or on a parity with the Preferred Stock, are entitled to elect two additional directors; provided that the two Associates' designees so elected shall resign and the size of the FCI Board of Directors shall be reduced accordingly at such time as the directors elected by preferred stockholders shall resign or their terms shall end.
     Under the Stockholders' Agreement, at any time after March 31, 1995, (i) DLJ Capital may make two written requests to FCI for registration under the Securities Act of 1933, as amended (the "Securities Act"), of all or any part of the shares of Common Stock owned by DLJ Capital, and (ii) the holders of a majority of all shares of Common Stock and Warrants issued to Associates and all shares of Common Stock issued or issuable to Associates upon exercise of any Warrant (the "Associates Registrable Securities") may make five written requests to FCI for registration of all or part of such securities under the Securities Act. In addition, DLJ Capital, Mr. Richardson and Associates have customary "piggyback" registration rights to include their securities, subject to certain limitations, in any other registration statement filed by FCI, pursuant to any of the foregoing requests or otherwise under the Securities Act. If Associates exercises its demand or "piggyback" registration rights and Mr. Richardson is then employed by the Company, then Mr. Richardson has the right to have included in any registration statement relating to the exercise of such rights by Associates the same percentage of his Common Stock as the fully-diluted percentage of Associates Registrable Securities registered thereunder. If at any time Mr. Richardson shall have the right to participate in a "piggyback" registration and Mr. Richardson elects not to exercise such "piggyback" registration right, he may make one written request to FCI for registration under the Securities Act of up to the number of shares of Common Stock that he had the right to include, but did not so include, in such one or more registrations pursuant to his "piggyback" registration rights. The Company has agreed to pay all expenses in connection with the performance of its obligations to effect demand or "piggyback" registrations under the Securities Act of securities covered by the registration rights of the Stockholder Parties, and to indemnify and hold harmless, to the full extent permitted by law, each holder of such securities against liability under the securities laws.
     The Stockholders' Agreement will terminate upon the sale of all shares of Common Stock now owned or hereafter acquired by DLJ Capital and Mr. Richardson or by Associates; provided that, at such time as DLJ Capital shall own less than 2% of the outstanding Common Stock on a fully-diluted basis, DLJ Capital shall be released from its obligations and forfeit its rights under the Stockholders' Agreement.
     In any event, the provisions of the Stockholders' Agreement with respect to voting arrangements and restrictions will terminate no later than ten years from the date of the Stockholders' Agreement, subject to extension in accordance with applicable law by the agreement of the remaining parties to the Stockholders' Agreement.
     RICHARDSON SHAREHOLDER AGREEMENT. Shares of Common Stock currently owned by Mr. Richardson ("Owned Stock") and shares that he would acquire upon exercise of any stock options granted to him by the Company under the 1989 Option Plan ("Option Stock") are subject to various rights and restrictions contained in a shareholder agreement (the "Richardson Shareholder Agreement") executed by Mr. Richardson and FCI concurrently with the execution of the Purchase Agreement.
                                       30

     In general, the Richardson Shareholder Agreement provides that, (i) subject to Mr. Richardson's registration rights under the Stockholders' Agreement, Mr. Richardson may not sell or transfer the Owned Stock or Option Stock until after November 16, 1997, unless Mr. Richardson's employment terminates by reason of death or permanent disability, or is terminated by Flagstar without "cause" and FCI elects (if permitted by the Amended Richardson Agreement) to require payment of the balance of the principal and accrued interest on the Richardson Loan (in which case he may transfer the Owned Stock), (ii) before November 16, 1997, with respect to any Owned Stock permitted to be transferred pursuant to clause (i) above, and after November 16, 1997 with respect to the Option Stock, Mr. Richardson may not transfer any such Owned Stock or Option Stock without first offering to sell it to FCI at the price offered by a third party, (iii) upon Mr. Richardson's death or permanent disability while he is employed by Flagstar or following his retirement after November 16, 1997, Mr. Richardson and his estate each have a one-time right, exercisable within six months after death or permanent disability, to elect to require FCI, except under certain circumstances, to purchase all or part of Mr. Richardson's Option Stock at its market value and to cash out the value of his exercisable options based on the excess of such value over the exercise price, and FCI may elect to require Mr. Richardson and his estate to sell such stock and cash out such options at such prices, and (iv) if Mr. Richardson's employment is terminated for any reason other than his death or permanent disability or his retirement on or after November 16, 1997, FCI may repurchase all but not less than all of Mr. Richardson's Option Stock at the lesser of (i) its market value or (ii) the sum of the exercise price of the options pursuant to which such stock was acquired, plus a multiple of 20% of any excess of such market value over such exercise price for each year of his employment after November 16, 1992, and, in the event of an exercise by FCI of any option to repurchase (described above), FCI shall cash out his exercisable options at a price equal to the excess of the applicable repurchase price over the option exercise price, provided that, if Mr. Richardson's employment is terminated as a result of a termination without "cause" pursuant to the Amended Richardson Agreement, the market value with respect to 160,000 shares of the Option Stock is to be reduced on a per share basis by the difference between $20.00 and the exercise price thereof.
     The Richardson Shareholder Agreement provides that all shares of Owned Stock and Option Stock shall be deemed to be "Registrable Securities" under the Stockholders' Agreement and shall be entitled to registration rights as set forth herein. For additional information, see Item 11. Executive
Compensation -- Employment Agreements -- Richardson Employment Agreement.
     ADAMSON SHAREHOLDER AGREEMENT. Pursuant to a shareholder agreement (the "Adamson Shareholder Agreement") dated January 10, 1995 between Mr. Adamson and Associates, Associates has agreed to vote all shares of Common Stock owned by it to elect Mr. Adamson to the Board of Directors of FCI as long as Mr. Adamson is employed by FCI. If at any time during Mr. Adamson's Employment Term (as defined in the Adamson Employment Agreement) for so long as Mr. Adamson is an active employee of the Company, Associates proposes to sell or exchange any shares of its Common Stock to any third party which is not an affiliate of Associates, then Mr. Adamson has the right to have included in such sale or exchange a number of his vested shares of Common Stock (including shares as to which Mr. Adamson is entitled, under certain circumstances, to accelerated vesting) determined by multiplying (i) the total number of shares of Common Stock proposed to be sold or exchanged by Associates by (ii) a fraction, the numerator of which is equal to the number of such shares of Common Stock owned by Mr. Adamson and the denominator of which is equal to the aggregate number of such shares of Common Stock owned by Mr. Adamson and the number of shares owned by Associates. The Adamson Shareholder Agreement terminates upon the termination of Mr. Adamson's Employment Term. For additional information, see Item 11. Executive Compensation -- Employment Agreements -- Adamson Employment Agreement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
     Pursuant to the Richardson Employment Agreement, the Company advanced funds to Mr. Richardson during 1992 to refinance approximately $13.9 million of his outstanding bank indebtedness. Interest and principal on the Richardson Loan is payable on November 16, 1997, subject to acceleration, as provided pursuant to the Amended Richardson Agreement, upon Mr. Richardson's earlier termination of employment by reason of a voluntary termination or termination for "cause". Interest thereon accrues at the rate prescribed for five-year term loans under
Section 7872 of the Code (5.6% per annum) as of the date the loan by the Company was made. In the event of a payment to Mr. Richardson upon the acceleration of benefits due to a Termination Without Cause, such payment shall be offset against amounts due on the Richardson Loan, with the balance due on November 16, 1997. The Richardson Loan is secured by 812,000 shares of Common Stock and certain other collateral. See Item 11. Executive Compensation -- Employment Agreements -- Richardson Employment Agreement.
                                       31

     GTO received fees of $250,000 in 1994 for certain financial advisory services.
     Mr. Richardson, the Company's Chairman, is also an officer, director and principal shareholder of P.F.F., Inc., the corporate general partner of Richardson Sports, the franchisee of the NFL Carolina Panthers. Several members of Mr. Richardson's immediate family have similar interests in P.F.F., Inc. The stadium to be used by the team beginning with the 1996-1997 NFL season is owned by Carolinas Stadium Corp. ("CSC") and is leased to Richardson Sports for NFL football games and for Richardson Sports' day-to-day operations. Neither Mr. Richardson nor members of his immediate family hold any ownership interest in CSC. The Company has entered into the Concession Agreements with Richardson Sports and CSC described below. These agreements were the result of arms'-length negotiations and were approved by a disinterested majority of the Board of Directors of the Company.
     On or about February 15, 1994, Volume, an indirect wholly-owned subsidiary of the Company, entered into Concession Agreements (the "Concession Agreements") pursuant to which Volume was granted the exclusive right to sell food and beverage concessions and novelties at the Carolinas Stadium currently under construction for a 20-year period commencing with the 1996-1997 NFL season (with
CSC) and at the Clemson University Memorial Stadium for the 1995-1996 NFL season (with Richardson Sports) and until completion of the Carolinas Stadium. As consideration for the exclusive rights granted under the Concession Agreements, Volume is required to pay Richardson Sports an aggregate amount of $6 million over a ten-year period beginning in 1994 as well as certain minimum commissions during each year of operation. Volume has also committed to incur construction costs and other related capital expenditures for the project of an additional $10.5 million by 1996.
     The Company has also entered into certain suite rentals and has purchased permanent seat licenses and season tickets at Carolinas Stadium at an aggregate cost to the Company in 1994 of $137,250. Such transactions were on terms and conditions identical with those applicable to unrelated third parties.
     For information concerning certain transactions in which KKR (and their affiliates) have an interest, see Item 11. Executive
Compensation -- Compensation and Benefits Committee Interlocks and Insider Participation.
DESCRIPTION OF INDEBTEDNESS
     The following summary of the principal terms of the indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, copies of which have been filed as exhibits to this Annual Report. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference.
     THE RESTATED CREDIT AGREEMENT
     In connection with the Recapitalization, Flagstar entered into the Restated Credit Agreement, pursuant to which senior debt facilities were established consisting (after certain adjustments and prepayments subsequent to the closing of the Recapitalization) of (i) a $171.3 million senior term loan (the "Term Facility"), and (ii) a $350 million senior revolving credit facility (the "Revolving Credit Facility" and, together with the Term Facility, the "Bank Facilities"), with sublimits for working capital advances and standby letters of credit, and a swing line facility of up to $30 million. The proceeds of the Term Facility were used principally to refinance comparable facilities under a prior credit agreement and the balance was used to finance the redemption of certain debt securities pursuant to the Recapitalization and to pay certain transaction costs. Proceeds of the Revolving Credit Facility may be used solely to provide working capital to the Company.
     In connection with the sale of its food and vending operation on June 17, 1994 the Term Facility was repaid in full and the Revolving Credit Facility was reduced to $250 million. Under the Restated Credit Agreement, the repayment of the Term Facility will cause the Revolving Credit Facility to terminate on June 17, 1996 (the "Termination Date"), the second anniversary of the repayment.
     The Restated Credit Agreement provides generally that the working capital advances under the Revolving Credit Facility must be repaid in full and not reborrowed for at least 30 consecutive days during any thirteen-month period but at least once during each fiscal year. Under the Restated Credit Agreement, Flagstar is required to permanently reduce the Revolving Credit Facility by the aggregate amount of Net Cash Proceeds (as defined therein) received from (i) the sale, lease, transfer or other disposition of assets of the Company (other than dispositions of assets permitted by the terms of the Restated Credit Agreement and other dispositions of assets not exceeding $5,000,000 in any fiscal year or $1,000,000 in any transaction or series of related transactions) and (ii) the sale or issuance by FCI or any of its subsidiaries of any
                                       32

Debt (as defined therein) (other than Debt permitted by the terms of the Restated Credit Agreement and to the extent the Net Cash Proceeds are applied to refinance certain existing Subordinated Debt (as defined therein)).
     The Restated Credit Agreement contains covenants customarily found in credit agreements for leveraged financings that restrict, among other things,
(i) liens and security interests other than liens securing the obligations under the Restated Credit Agreement, certain liens existing as of the date of effectiveness of the Restated Credit Agreement, certain liens in connection with the financing of capital expenditures, certain liens arising in the ordinary course of business, including certain liens in connection with intercompany transactions and certain other exceptions; (ii) the incurrence of Debt, other than Debt in respect of the Recapitalization, Debt under the Loan Documents (as defined therein), the 10 3/4% Notes, the 11 3/8% Debentures, certain capital lease obligations, certain Debt in existence on the date of the Restated Credit Agreement, certain Debt in connection with the financing of capital expenditures, certain Debt in connection with Investments (as defined therein) in new operations, properties and franchises, certain trade letters of credit, certain unsecured borrowings in the ordinary course of business, certain intercompany indebtedness and certain other exceptions; (iii) lease obligations, other than obligations in existence as of the effectiveness of the Restated Credit Agreement, certain leases entered into in the ordinary course of business, certain capital leases, certain intercompany leases and certain other exceptions; (iv) mergers or consolidations, except for certain intercompany mergers or consolidations and certain mergers to effect certain transactions otherwise permitted under the Restated Credit Agreement; (v) sales of assets, other than certain dispositions of inventory and obsolete or surplus equipment in the ordinary course of business, certain dispositions in the ordinary course of business of properties no longer used or useful to the business of the Company, certain intercompany transactions, certain dispositions in connection with sale and leaseback transactions, certain exchanges of real property, fixtures and improvements for other real property, fixtures and improvements and the disposition of its concessions and recreation services businesses (subject to certain conditions, including the reduction of the Revolving Credit Facility by the amount of Net Cash Proceeds from such disposition); (vi) investments, other than certain intercompany indebtedness, certain investments made in connection with joint venture or franchise arrangements, certain loans to employees, investments in new operations, properties or franchises subject to certain limitations and certain other exceptions; (vii) payment of dividends or other distributions with respect to capital stock of Flagstar, other than dividends from Flagstar to FCI to enable FCI to repurchase Common Stock and FCI stock options from employees in certain circumstances, payments to FCI with respect to fees and expenses incurred in the ordinary course of business by FCI in its capacity as a holding company for Flagstar, payments under a tax sharing agreement among FCI, Flagstar and its subsidiaries and certain other exceptions;
(viii) sales or dispositions of the capital stock of subsidiaries other than sales by certain subsidiaries of Flagstar to Flagstar or certain other subsidiaries and certain other exceptions; (ix) the conduct by Flagstar or certain of its subsidiaries of business inconsistent with its status as a holding company or single purpose subsidiary, as the case may be, or entering into transactions inconsistent with such status; and (x) the prepayment of Debt, other than certain payments of Debt in existence on the date of the Restated Credit Agreement, certain payments to retire Debt in connection with permitted dispositions of assets, certain prepayments of advances under the Restated Credit Agreement and certain other exceptions.
     The Restated Credit Agreement also contains covenants that require Flagstar and its subsidiaries on a consolidated basis to meet certain financial ratios and tests described below:
     TOTAL DEBT TO EBITDA RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio of (a) Adjusted Total Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA (as defined below) for the Rolling Period (as defined below) ending on such day to be more than a specified ratio, ranging from a ratio of 5.70:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 5.90:1.00 applicable on or after March 31, 1995.
     SENIOR DEBT TO EBITDA RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio of (a) Adjusted Senior Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA for the Rolling Period ending on such day to be more than a specified ratio, ranging from a ratio of 3.50:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 2.50:1.00 on or after December 31, 1999 (3.30:1.00 as of the Termination Date).
     INTEREST COVERAGE RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio, determined on the last day of each fiscal quarter for the Rolling Period then ended, of (a) EBITDA less Adjusted Cash Capital Expenditures (as defined below) to (b) Adjusted Cash Interest Expense (as defined below) to be less than a specified ratio, ranging from a ratio of 1.20:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 1.60:1.00 on or after December 31, 1997 (1.25:1.00 as of the Termination Date).
                                       33

     CAPITAL EXPENDITURES TEST. Flagstar and its subsidiaries are prohibited from making capital expenditures in excess of $195,000,000, $210,000,000, $200,000,000 and $175,000,000 in the aggregate for the fiscal years ending in December 1992 through 1995, respectively, and $275,000,000 in the aggregate for each fiscal year thereafter.
     "Adjusted Cash Capital Expenditures" is defined in the Restated Credit Agreement to mean, for any period, Cash Capital Expenditures (as defined below) less, for each of the Rolling Periods (as defined below) ending December 31, 1994 through March 31, 1996, a specified amount, ranging from $75,000,000 for the Rolling Period ending December 31, 1994, to $125,000,000 for the Rolling Period ending June 30, 1995, to $65,000,000 for the Rolling Period ending March 31, 1996.
     "Adjusted Cash Interest Expense" is defined in the Restated Credit Agreement to mean, for any Rolling Period (as defined below), Cash Interest Expense (as defined below) for such Rolling Period.
     "Adjusted Senior Debt" is defined in the Restated Credit Agreement to mean Senior Debt (as defined therein) outstanding on the last day of any fiscal quarter.
     "Adjusted Total Debt" is defined in the Restated Credit Agreement to mean Total Debt (as defined below) outstanding on the last day of any fiscal quarter.
     "Capex Financing" is defined in the Restated Credit Agreement to mean, with respect to any capital expenditure, the incurrence by certain subsidiaries of Flagstar of any Debt (including capitalized leases) secured by a mortgage or other lien on the asset that is the subject of such capital expenditure, to the extent that the Net Cash Proceeds of such Debt do not exceed the amount of such capital expenditure.
     "Cash Capital Expenditures" is defined in the Restated Credit Agreement to mean, for any period, without duplication, capital expenditures of the Company for such period, LESS (without duplication) (i) the Net Cash Proceeds of all Capex Financings during such period and (ii) the aggregate amount of the principal component of all obligations of the Company in respect of capitalized leases entered into during such period.
     "Cash Interest Expense" is defined in the Restated Credit Agreement to mean, for any Rolling Period, without duplication, interest expense net of interest income, whether paid or accrued during such Rolling Period (including the interest component of capitalized lease obligations) on all Debt, INCLUDING, without limitation, (a) interest expense in respect of advances under the Restated Credit Agreement, the 10 7/8% Notes (as defined below) and the Subordinated Debt (as defined therein), (b) commissions and other fees and charges payable in connection with letters of credit, (c) the net payment, if any, payable in connection with all interest rate protection contracts and (d) interest capitalized during construction, but EXCLUDING, in each case, interest not payable in cash (including amortization of discount and deferred debt expenses), all as determined in accordance with generally accepted accounting principles as in effect on December 31, 1991.
     "EBITDA" of any person is defined in the Restated Credit Agreement to mean, for any period, on a consolidated basis, net income (or net loss) PLUS the sum of (a) interest expense net of interest income, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) extraordinary or unusual losses included in net income (net of taxes to the extent not already deducted in determining such losses) and (f) in the case of the fiscal quarter ending in December 1992 only, an amount (not to exceed $18,500,000) equal to the aggregate amount of fees paid in connection with the Recapitalization that are not otherwise excluded in determining net income (or net loss), LESS extraordinary or unusual gains included in net income (net of taxes to the extent not already deducted in determining such gains), in each case determined in accordance with generally accepted accounting principles as in effect on December 31, 1991.
     "Funded Debt" is defined in the Restated Credit Agreement to mean the principal amount of Debt in respect of advances under the Bank Facilities and the principal amount of all Debt that should, in accordance with generally accepted accounting principles as in effect on December 31, 1991, be recorded as a liability on a balance sheet and matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of the debtor, to a date more than one year from such date or arises under a revolving credit or similar agreement that obligates the lender or lenders to extend credit during a period of more than one year from such date, including, without limitation, all amounts of Funded Debt required to be paid or prepaid within one year from the date of determination.
     "Rolling Period" is defined in the Restated Credit Agreement to mean, for any fiscal quarter, such quarter and the three preceding fiscal quarters.
                                       34

     "Total Debt" outstanding on any date is defined in the Restated Credit Agreement to mean the sum, without duplication, of (a) the aggregate principal amount of all Debt of Flagstar and its subsidiaries, on a consolidated basis, outstanding on such date to the extent such Debt constitutes indebtedness for borrowed money, obligations evidenced by notes, bonds, debentures or other similar instruments, obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired or obligations as lessee under leases that have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (b) the aggregate principal amount of all Debt of Flagstar and its subsidiaries, on a consolidated basis, outstanding on such date constituting direct or indirect guarantees of certain Debt of others and (c) the aggregate principal amount of all Funded Debt of Flagstar and its subsidiaries on a consolidated basis consisting of obligations, contingent or otherwise, under acceptance, letter of credit or similar facilities; PROVIDED that advances under the Revolving Credit Facility shall be included in Total Debt only to the extent of the average outstanding principal amount thereof outstanding during the 12-month period ending on the date of determination.
     Under the Restated Credit Agreement, an event of default will occur if, among other things, (i) any person or group of two or more persons acting in concert (other than KKR, GTO and their respective affiliates) acquires, directly or indirectly, beneficial ownership of securities of FCI representing, in the aggregate, more of the votes entitled to be cast by all voting stock of FCI than the votes entitled to be cast by all voting stock of FCI beneficially owned, directly or indirectly, by KKR and its affiliates, (ii) any person or group of two or more persons acting in concert (other than KKR and its affiliates) acquires by contract or otherwise, or enters into a contract or arrangement that results in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of Flagstar or FCI or (iii) Flagstar shall cease at any time to be a wholly-owned subsidiary of FCI. If such an event of default were to occur, the lenders under the Related Credit Agreement would be entitled to exercise a number of remedies, including acceleration of all amounts owed under the Restated Credit Agreement.
     PUBLIC DEBT
     As part of the Recapitalization, Flagstar consummated on November 16, 1992 the sale of $300 million aggregate principal amount of 10 7/8% Senior Notes Due 2002 (the "10 7/8% Notes") and issued pursuant to an exchange offer for previously outstanding debt issues $722.4 million principal amount of 11.25% Senior Subordinated Debentures Due 2004 (the "11.25% Debentures"). On September 23, 1993, Flagstar consummated the sale of $275 million aggregate principal amount of the 10 3/4% Notes and $125 million aggregate principal amount of the 11 3/8% Debentures. The 10 7/8% Notes and the 10 3/4% Notes are general unsecured obligations of Flagstar and rank PARI PASSU in right of payment with Flagstar's obligations under the Restated Credit Agreement. The 11.25% Debentures are general unsecured obligations of Flagstar and are subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes and the 10 3/4% Notes. The 11.25% Debentures rank PARI PASSU in right of payment with the 11 3/8% Debentures. All such debt is senior in right of payment to the 10% Debentures.
     THE SENIOR NOTES. Interest on the 10 7/8% Notes is payable semi-annually in arrears on each June 1 and December 1. They will mature on December 1, 2002. The 10 7/8% Notes will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after December 1, 1997, initially at a redemption price equal to 105.4375% of the principal amount thereof to and including November 30, 1998, at a decreased price thereafter to and including November 30, 1999 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 10 3/4% Notes is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2001. The 10 3/4% Notes may not be redeemed prior to maturity, except that prior to September 15, 1996, the Company may redeem up to 35% of the original aggregate principal amount of the 10 3/4% Notes, at 110% of their principal amount, plus accrued interest, with that portion, if any, of the net proceeds of any public offering for cash of the Common Stock that is used by FCI to acquire from the Company shares of common stock of the Company.
     THE SENIOR SUBORDINATED DEBENTURES. Interest on the 11.25% Debentures is payable semi-annually in arrears on each May 1 and November 1. They will mature on November 1, 2004. The 11.25% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after November 1, 1997, initially at a redemption price equal to 105.625% of the principal amount thereof to and including October 31, 1998, at decreasing prices thereafter to and including October 31, 2002 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 11 3/8% Debentures is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2003. The
11 3/8% Debentures will be redeemable, in whole or in part, at the option of the Flagstar, at any time on or after September 15, 1998, initially at a redemption price equal to 105.688% of the principal
                                       35
amount thereof to and including September 14, 1999, at 102.844% of the principal amount thereof to and including September 14, 2000 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     THE 10% DEBENTURES. Interest on the 10% Debentures is payable semi-annually in arrears on each May 1 and November 1. The 10% Debentures mature on November 1, 2014. Unless previously redeemed, the 10% Debentures are convertible at any time at the option of the holders thereof by exchange into shares of Common Stock at a conversion price of $24.00 per share, subject to adjustment. The 10% Debentures are redeemable, in whole or in part, at the option of the Company upon payment of a premium. The Company is required to call for redemption on November 1, 2002 and on November 1 of each year thereafter, through and including November 1, 2013, $7,000,000 principal amount of the 10% Debentures. A "Change of Control" having occurred on November 16, 1992, holders of the 10% Debentures had the right, under the indenture relating thereto, to require the Company, subject to certain conditions, to repurchase such securities at 101% of their principal amount together with interest accrued to the date of purchase. On February 19, 1993, FCI made such an offer to repurchase the $100 million of 10% Debentures then outstanding. On March 24, 1993 the Company repurchased $741,000 principal amount of the 10% Debentures validly tendered and accepted pursuant to such offer.
     MORTGAGE FINANCINGS
     A subsidiary of Flagstar had issued and outstanding, at December 31, 1994, $205.6 million in aggregate principal amount of 10 1/4% Guaranteed Secured Bonds due 2000. Interest is payable semi-annually in arrears on each November 15 and May 15. As a result of the downgrade of Flagstar's outstanding debt securities during 1994, certain payments by the Company which fund such interest payments are due and payable on a monthly basis. Principal payments total $2.9 million annually in 1995; $12.5 million annually through 1999; and $152.7 million in 2000. The bonds are secured by a financial guaranty insurance policy issued by Financial Security Assurance, Inc. and by collateral assignment of mortgage loans on 238 Hardee's and 148 Quincy's restaurants.
     Another subsidiary of Flagstar has outstanding $160 million aggregate principal amount of 11.03% Notes due 2000. Interest is payable quarterly in arrears, with the principal maturing in a single installment payable in July 2000. These notes are redeemable, in whole, at the subsidiary's option, upon payment of a premium. They are secured by a pool of cross-collateralized mortgages on approximately 240 Denny's restaurant properties.
     NOTE PAYABLE TO FCI
     The Note Payable to FCI evidences Flagstar's borrowing from FCI of $150.0 million of the net proceeds of FCI's public sale of 6,300,000 shares of Preferred Stock. It matures July 28, 2017 and bears interest from time to time at a rate per annum that, when multiplied by the principal amount then outstanding, equals the aggregate amount of cash dividends then accumulated (but unpaid) with respect to the Preferred Stock. Interest is payable on the Note Payable to FCI on the same date that dividends are payable on the Preferred Stock. The Note Payable to FCI is not subject to prepayment. The Note Payable to FCI is a general unsecured obligation of Flagstar, subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes, the 10 3/4% Notes, the 11.25% Debentures, the 11 3/8% Debentures, and the 10% Debentures and any other indebtedness for borrowed money and other similar obligations (including capital lease obligations, guarantees and interest rate swaps and hedges) not by its terms PARI PASSU with or subordinated to the Note Payable to FCI.
                                       36

                                    PART IV
ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)(1) -- Financial Statements:
          See the Index to Financial Statements which appears on page F-1 hereof.
          (2) -- Financial Statement Schedules:
                 No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in the Consolidated Financial Statements or Notes thereto.
                 (3) -- Exhibits:
                        Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT
  NO.      DESCRIPTION
* 3.1      Restated Certificate of Incorporation of Flagstar (incorporated by reference to Exhibit 3.1 to the Registration
           Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form S-2")).
* 3.2      Certificate of Amendment to the Restated Certificate of Incorporation of Flagstar dated June 16, 1993 (incorporated by reference to Exhibit 3.2 to the Form S-2).
  3.3      By-Laws of Flagstar as amended through March 22, 1995.
* 4.1      Indenture between Flagstar and United States Trust Company of New York, as Trustee, relating to the 10% Debentures
           (including the form of security) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form
           S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures S-4")).
* 4.2      Supplemental Indenture, dated as of August 7, 1992, between Flagstar and United States Trust Company of New York,
           as Trustee, relating to the 10% Debentures (incorporated by reference to Exhibit 4.9A to the 11.25% Debentures
           S-4).
* 4.3      Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and Assignment of
           Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company, dated July 12, 1990
           (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration Statement on Form
           S-1 (No. 33-29769) of FCI (the "Form S-1 Amendment")).
* 4.4      Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of
           July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-1 Amendment).
* 4.5      Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust Company relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-1 Amendment).
* 4.6      Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the 11.25% Debentures S-4).
* 4.7      Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
* 4.8      Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.17 to the 11.25% Debentures S-4).
* 4.9      Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South Carolina, dated as of November 1, 1990, relating to certain Secured Bonds (incorporated by reference to Exhibit 4.18 to the 11.25%
           Debentures S-4).
* 4.10     Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured Restaurants Trust,
           and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to Exhibit 3.3 to the
           Registration Statement on Form S-11 (No. 33-36345) of Secured Restaurants Trust (the "Form S-11")).
* 4.11     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8% Notes
           (incorporated by reference to Exhibit 4.13 to FCI's 1992 Form 10-K, File No. 0-18051 (the "1992 Form 10-K")).
* 4.12     Supplemental Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8%
           Notes (incorporated by reference to Exhibit 4.14 to the 1992 Form 10-K).
* 4.13     Form of 10 7/8% Note (incorporated by reference to Exhibit 4.15 to the 1992 Form 10-K).
* 4.14     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11.25%
           Debentures (incorporated by reference to Exhibit 4.16 to the 1992 Form 10-K).
* 4.15     Form of 11.25% Debenture (incorporated by reference to Exhibit 4.17 to the 1992 Form 10-K).

                                       37

EXHIBIT
  NO.      DESCRIPTION
* 4.16     Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.1 to the Current Report on Form 8-K of Flagstar filed as of November 20, 1992 (the "Form
           8-K")).
* 4.17     Closing Agreement dated as of November 12, 1992, among Flagstar and TWS Funding Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.2 to the Form 8-K).
* 4.18     First Amendment to the Amended and Restated Credit Agreement dated as of December 23, 1992 (incorporated by reference to Exhibit 4.20 to the 1992 Form 10-K).
* 4.19     Second Amendment to the Amended and Restated Credit Agreement dated as of August 5, 1993 (incorporated by reference to Exhibit 4.23 to the Form S-2).
* 4.20     Third Amendment to the Amended and Restated Credit Agreement dated as of December 15, 1993 (incorporated by reference to Exhibit 4.22 to FCI's 1993 Form 10-K, File No. 0-18051 (the "1993 Form 10-K")).
* 4.21     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 3/4% Notes
           (incorporated by reference to Exhibit 4.23 to the 1993 Form 10-K).
* 4.22     Form of 10 3/4% Note (incorporated by reference to Exhibit 4.24 to the 1993 Form 10-K).
* 4.23     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11 3/8%
           Debentures (incorporated by reference to Exhibit 4.25 to the 1993 Form 10-K).
* 4.24     Form of 11 3/8% Debenture (incorporated by reference to Exhibit 4.26 to the 1993 Form 10-K).
* 4.25     Fourth Amendment to the Amended and Restated Credit Agreement dated as of April 26, 1994 (incorporated by reference to Exhibit 10.2 to FCI's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1994 (the "1994
           Form 10-Q")).
* 4.26     Sixth Amendment to the Amended and Restated Credit Agreement dated as of June 17, 1994 (incorporated by reference to Exhibit 4.28 to FCI's 1994 Form 10-K, File No. 0-18051 (the "1994 Form 10-K")).
* 4.27     Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 7, 1994 (incorporated by reference to Exhibit 4.29 to the 1994 Form 10-K).
*10.1      Stock Purchase Agreement, dated as of April 26, 1994, among Flagstar, Canteen Holdings, Inc., Compass Group PLC and
           Compass Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the 1994 Form 10-Q).
*10.2      Warrant Agreement, dated November 16, 1992, among FCI, TW Associates and KKR Partners II (incorporated by reference to Exhibit 10.41 to the 1992 Form 10-K).
*10.3      Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.42 to the Form S-2).
*10.4      Fair Share Agreement dated July 1, 1993 between FCI and the NAACP (incorporated by reference to Exhibit 10.43 to the Form S-2).
*10.5      Amendment No. 2 to Stockholders' Agreement, dated as of April 6, 1993, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10 to
           Flagstar's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-9364).
*10.6      Amendment (No. 3) to Stockholders' Agreement, dated as of January 1, 1995, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10.6 to the
           1994 Form 10-K).
*10.7      Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to Exhibit 10.7 to the 1992 Form 10-K).
*10.8      Form of Supplemental Executive Retirement Plan Trust of Flagstar (incorporated by reference to Exhibit 10.8 to the
           1992 Form 10-K).
*10.9      FCI 1989 Non-Qualified Stock Option Plan, as adopted December 1, 1989 and amended through June 7, 1994
           (incorporated by reference to Exhibit 10.9 to the 1994 Form 10-K).
*10.10     FCI 1990 Non-Qualified Stock Option Plan, as adopted July 31, 1990 and amended through April 28, 1992 (incorporated by reference to Exhibit 10.10 to the 1994 Form 10-K).
*10.11     Form of Non-Qualified Stock Option Award Agreement pursuant to FCI 1990 Non-Qualified Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to the Form S-1 Amendment).
*10.12     Form of Mortgage related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.1 to the
           Form S-11).
*10.13     Mortgage Note in the amount of $521,993,982, made by Flagstar Enterprises, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.12 to the 11.25% Debentures S-4).

                                       38

EXHIBIT
  NO.      DESCRIPTION
*10.14     Mortgage Note in the amount of $210,077,402, made by Quincy's Restaurants, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.13 to the 11.25% Debentures S-4).
*10.15     Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.14 to the 11.25% Debentures S-4).
*10.16     Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.15 to the 11.25% Debentures S-4).
*10.17     Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
*10.18     Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.17 to the 11.25% Debentures S-4).
*10.19     Bank Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.18 to the 11.25% Debentures S-4).
*10.20     Indemnification Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.19 to the 11.25% Debentures S-4).
*10.21     Liquidity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.20 to the 11.25% Debentures S-4).
*10.22     Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.21 to the 11.25% Debentures S-4).
*10.23     Amended and Restated Lease between Quincy's Realty, Inc. and Quincy's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.22 to the 11.25% Debentures S-4).
*10.24     Amended and Restated Lease between Spardee's Realty, Inc. and Spardee's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.23 to the 11.25% Debentures S-4).
*10.25     Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.24 to the 11.25% Debentures S-4).
*10.26     Form of Assignment of Leases and Rents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.12 to the Form S-11).
*10.27     Spartan Guaranty, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.26 to the 11.25% Debentures S-4).
*10.28     Form of Hardee's License Agreement related to Secured Restaurants Trust transaction (incorporated by reference to
           Exhibit 10.14 to the Form S-11).
*10.29     Stock Pledge Agreement among Flagstar Enterprises, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.28 to the 11.25% Debentures S-4).
*10.30     Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.29 to the 11.25% Debentures S-4).
*10.31     Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
*10.32     Form of Collateral Assignment of Security Documents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.17 to the Form S-11).
*10.33     Flagstar Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.32 to the 11.25% Debentures S-4).
*10.34     Subordinated Promissory Note, dated July 28, 1992, from Flagstar to FCI (incorporated by reference to Exhibit 10.33 to the 11.25% Debentures S-4).
*10.35     Development Agreement between the Company and Hardee's Food Systems, Inc., dated January 1992 (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (No. 33-47339) of FCI (the "Preferred Stock
           S-1")).
*10.36     Stock and Warrant Purchase Agreement, dated as of August 11, 1992, between FCI and TW Associates (incorporated by reference to Exhibit 10.38 to the 11.25% Debentures S-4).
*10.37     Stockholders' Agreement, dated as of August 11, 1992, among FCI, GTO (on behalf of itself and certain affiliated partnerships), DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39 to the 11.25% Debentures S-4).
*10.38     Technical Amendment to the Stockholders' Agreement dated as of September 30, 1992, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit
           10.39A to the 11.25% Debentures S-4).
*10.39     Richardson Shareholder Agreement, dated as of August 11, 1992, between FCI and Jerome J. Richardson (incorporated by reference to Exhibit 10.40 to the 11.25% Debentures S-4).
*10.40     Employment Agreement, dated as of August 11, 1992, between Flagstar and Jerome J. Richardson (incorporated by reference to Exhibit 10.41 to the 11.25% Debentures S-4).

                                       39

EXHIBIT
  NO.      DESCRIPTION
*10.41     Amended and Restated Employment Agreement, dated as of January 10, 1995, between Flagstar and Jerome J. Richardson
           (incorporated by reference to Exhibit 10.41 to the 1994 Form 10-K).
*10.42     Employment Agreement, dated as of January 10, 1995, between FCI and James B. Adamson (incorporated by reference to
           Exhibit 10.42 to the 1994 Form 10-K).
*10.43     Adamson Shareholder Agreement, dated as of January 10, 1995, between Associates and James B. Adamson (incorporated by reference to Exhibit 10.43 to the 1994 Form 10-K).
*10.44     Amendment to Employment Agreement, dated as of February 27, 1995, between FCI and James B. Adamson (incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K).
*10.45     Employment Agreement, dated as of May 15, 1993, between Flagstar and Gregory M. Buckley (incorporated by reference to Exhibit 10.45 to the 1994 Form 10-K).
*10.46     Employment Agreement, dated as of May 26, 1993, between Flagstar and Raymond J. Perry (incorporated by reference to
           Exhibit 10.46 to the 1994 Form 10-K).
*10.47     Employment Agreement, dated as of June 7, 1993, between Flagstar and C. Ronald Petty (incorporated by reference to
           Exhibit 10.47 to the 1994 Form 10-K).
*10.48     Form of Agreement providing certain severance benefits (incorporated by reference to Exhibit 10.48 to the 1994 Form
           10-K).
*10.49     Flagstar's 1994 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.49 to the 1994 Form
           10-K).
*10.50     Amended Consent Decree dated May 24, 1994. (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
*10.51     Consent Decree dated May 24, 1994 among certain named claimants, individually and on behalf of others similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.51 to the 1994 Form 10-K).
 12        Computation of Ratio of Earnings to Fixed Charges.
*21        Subsidiaries of Flagstar (incorporated by reference to Exhibit 21 to the 1994 Form 10-K).
 27        Financial Data Schedules.

* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.
(b) Flagstar filed no reports on Form 8-K during the fourth quarter of 1994.
                                       40

                              FLAGSTAR CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                          PAGE
Independent Auditors' Report...........................................................................................    F-2
Statements of Consolidated Operations for the Three Years Ended December 31, 1992, 1993 and 1994.......................    F-3
Consolidated Balance Sheets as of December 31, 1993 and 1994...........................................................    F-4
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1992, 1993 and 1994.......................    F-5
Notes to Consolidated Financial Statements.............................................................................    F-7

                          INDEPENDENT AUDITORS' REPORT
FLAGSTAR COMPANIES, INC.
     We have audited the accompanying consolidated balance sheets of Flagstar Corporation and subsidiaries (the Company) as of December 31, 1993 and 1994, and the related statements of consolidated operations and consolidated cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1993 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for self-insurance liabilities, effective January 1, 1993.
(Signature of Deloitte & Touche LLP)
Greenville, South Carolina
February 17, 1995
                                      F-2

                              FLAGSTAR CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
Operating revenues............................................................    $2,442,992     $ 2,615,169      $2,665,966
Operating expenses:
  Product cost................................................................       795,372         899,145         919,087
  Payroll & benefits..........................................................       852,424         905,231         919,928
  Depreciation & amortization expense.........................................       157,771         170,231         129,633
  Utilities expenses..........................................................        90,930          99,767          99,021
  Other.......................................................................       349,791         379,992         394,377
  Write-off of goodwill and certain other intangible assets (Note 2)..........            --       1,104,553              --
  Provision for (recovery of) restructuring charges (Note 3)..................            --         158,620          (7,207)
                                                                                   2,246,288       3,717,539       2,454,839
Operating income (loss).......................................................       196,704      (1,102,370 )       211,127
Other charges:
  Interest and debt expense (Note 4)..........................................       241,401         213,097         227,059
  Interest expense on Note Payable to FCI (Note 4)............................         6,064          14,175          14,175
  Other -- net................................................................           793           2,434           3,110
                                                                                     248,258         229,706         244,344
Loss before income taxes......................................................       (51,554)     (1,332,076 )       (33,217)
Benefit from income taxes (Note 6)............................................        (6,244)        (79,328 )        (2,213)
Loss from continuing operations...............................................       (45,310)     (1,252,748 )       (31,004)
Gain on sale of discontinued operation, net of income tax provision of $9,999
  (Note 14)...................................................................            --              --         399,188
Loss from discontinued operations, net of income tax provision (benefit) of:
  1992 -- $(339) 1993 -- $(1,821); 1994 -- $471 (Note 14).....................       (12,550)       (409,671 )        (6,518)
Income (loss) before extraordinary items and cumulative effect of change in
  accounting principle........................................................       (57,860)     (1,662,419 )       361,666
Extraordinary items, net of income tax benefit of: 1992 -- $85,053;
  1993 -- $196; 1994 -- $174 (Note 12)........................................      (155,401)        (26,405 )       (11,757)
Cumulative effect of change in accounting principles, net of income tax
  benefit of: 1992 -- $8,785 (Note 8); 1993 -- $90 (Note 1)...................       (17,834)        (12,010 )            --
Net income (loss).............................................................    $ (231,095)    $(1,700,834 )    $  349,909

                See notes to consolidated financial statements.
                                      F-3

                              FLAGSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                                       1993           1994
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $    24,174    $    66,720
  Receivables, less allowance for doubtful accounts of: 1993 -- $4,790;
    1994 -- $4,561...............................................................................       32,940         37,392
  Merchandise and supply inventories.............................................................       62,633         62,293
  Net assets held for sale (Note 14).............................................................      103,208         77,320
  Other..........................................................................................        2,495         14,344
                                                                                                       225,450        258,069
Property:
  Property owned (at cost) (Note 4):
    Land.........................................................................................      265,345        273,085
    Buildings and improvements...................................................................      749,001        813,305
    Other property and equipment.................................................................      413,212        462,421
Total property owned.............................................................................    1,427,558      1,548,811
Less accumulated depreciation....................................................................      387,439        477,176
Property owned -- net............................................................................    1,040,119      1,071,635
Buildings and improvements, vehicles, and other equipment held under capital leases (Note 5).....      177,819        194,348
Less accumulated amortization....................................................................       51,095         69,958
Property held under capital leases -- net........................................................      126,724        124,390
                                                                                                     1,166,843      1,196,025
Other Assets:
  Other intangible assets, net of accumulated amortization: 1993 -- $13,892; 1994 --
    $14,646......................................................................................       25,567         25,009
  Deferred financing costs -- net................................................................       91,086         71,955
  Other (including loan receivable from officer of: 1993 -- $14,815; 1994 -- $15,657 and
    receivable from FCI of: 1993 -- $6,532; 1994 -- $6,534) (Note 13)............................       36,486         37,574
                                                                                                       153,139        134,538
                                                                                                   $ 1,545,432    $ 1,588,632
LIABILITIES
Current Liabilities:
  Current maturities of long-term debt (Note 4)..................................................  $    34,213    $    31,408
  Accounts payable...............................................................................       93,435        102,464
  Accrued salaries and vacations.................................................................       47,338         56,159
  Accrued insurance..............................................................................       49,585         45,165
  Accrued taxes..................................................................................       21,853         21,795
  Accrued interest...............................................................................       41,187         47,568
  Accrued restructuring cost (Note 3)............................................................       19,404         13,771
  Other..........................................................................................       88,220         67,986
                                                                                                       395,235        386,316
Long-Term Liabilities:
  Debt, less current maturities (Note 4).........................................................    2,341,164      2,067,648
  Deferred income taxes (Note 6).................................................................       23,861         21,679
  Liability for self-insured claims..............................................................       60,720         58,128
  Other non-current liabilities and deferred credits.............................................      140,495        110,864
                                                                                                     2,566,240      2,258,319
Note Payable to FCI (Note 4).....................................................................      150,000        150,000
Commitments and Contingencies (Notes 5 and 9)
Shareholder's Equity (Deficit) (Note 10):
  Common stock:
    $0.01 par value; 1993 and 1994 -- 10,000 shares authorized, 440 issued and outstanding.......           --             --
  Paid-in capital................................................................................      602,896        602,896
  Deficit........................................................................................   (2,157,848 )   (1,807,939 )
  Minimum pension liability adjustment (Note 7)..................................................      (11,091 )         (960 )
                                                                                                    (1,566,043 )   (1,206,003 )
                                                                                                   $ 1,545,432    $ 1,588,632

                See notes to consolidated financial statements.
                                      F-4

                              FLAGSTAR CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
Cash Flows from Operating Activities:
  Net income (loss)...........................................................    $ (231,095)    $(1,700,834 )   $   349,909
  Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating
     Activities:
     Write-off of goodwill and certain other intangible assets................            --       1,104,553              --
     Provision for (recovery of) restructuring charges........................            --         158,620          (7,207 )
     Depreciation and amortization of property................................       120,259         129,222         122,870
     Amortization of goodwill.................................................        27,362          27,449              --
     Amortization of other intangible assets..................................        10,150          13,560           6,763
     Amortization of deferred financing costs.................................         9,362           9,416           6,453
     Interest accretion on debt...............................................        68,283              --              --
     Deferred income tax benefit..............................................       (15,414)        (84,413 )        (2,793 )
     Other....................................................................         1,422           5,675          (7,363 )
     Loss from discontinued operations, net...................................        12,550         409,671           6,485
     Gain on sale of discontinued operation, net..............................            --              --        (399,188 )
     Extraordinary items, net.................................................       155,401          26,405          11,757
     Cumulative effect of change in accounting principle, net.................        17,834          12,010              --
Changes in Assets and Liabilities Net of Effects from
  Acquisitions and Restructuring:
  Decrease (increase) in assets:
     Receivables..............................................................        (3,049)        (10,105 )        (4,410 )
     Inventories..............................................................        (3,111)         (5,159 )           340
     Other current assets.....................................................           870            (864 )       (11,849 )
     Other assets.............................................................        (4,559)          2,873           2,241
  Increase (decrease) in liabilities:
     Accounts payable.........................................................       (14,806)         10,105           9,029
     Accrued salaries and vacations...........................................         9,320             612           8,821
     Accrued taxes............................................................       (11,369)         10,878          (9,582 )
     Other accrued liabilities................................................        (3,159)         60,796         (16,696 )
     Other noncurrent liabilities and deferred credits........................         8,586         (65,737 )       (25,198 )
Net cash flows from operating activities......................................       154,837         114,733          40,382
Cash Flows from Investing Activities:
  Purchase of property........................................................      (112,737)        (99,007 )      (154,480 )
  Proceeds from dispositions of property......................................         9,269          33,678          20,135
  Receipts from (advances to) discontinued operations, net....................        17,766         (51,607 )        (9,670 )
  Proceeds from sale of discontinued operation................................            --              --         447,073
  Purchase of other long-term assets..........................................        (1,741)        (19,070 )        (6,205 )
Net cash flows provided by (used in) investing activities.....................       (87,443)       (136,006 )       296,853

                See notes to consolidated financial statements.
                                      F-5

                              FLAGSTAR CORPORATION
               STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
Cash Flows from Financing Activities:
  Net working capital advances (repayments) under credit agreements...........   $     4,000       $ 54,000        $(93,000)
  Long-term debt issued in connection with refinancings.......................     1,022,505        400,778              --
  Other long-term borrowings..................................................            --         22,146              --
  Premiums paid in connection with refinancings...............................      (150,593 )           --              --
  Deferred financing costs....................................................       (92,521 )      (11,388)            (25)
  Long-term debt payments.....................................................    (1,135,275 )     (440,750)       (201,664)
  Additional paid-in capital..................................................       286,078             --              --
  Other.......................................................................           (84 )           --              --
Net cash flows provided by (used in) financing activities.....................       (65,890 )       24,786        (294,689)
Increase in cash and cash equivalents.........................................         1,504          3,513          42,546
Cash and Cash Equivalents at:
  Beginning of period.........................................................        19,157         20,661          24,174
  End of period...............................................................   $    20,661       $ 24,174        $ 66,720
Supplemental Cash Flow Information:
  Income taxes paid...........................................................   $    10,229       $  4,917        $  8,035
  Interest paid...............................................................   $   211,732       $247,846        $258,653
  Non-cash financing activities:
     Debt issued in exchange for $700,880 of debt tendered in exchange
       offers.................................................................   $   722,411       $     --        $     --
     Capital lease obligations................................................   $    29,043       $ 64,029        $ 18,800
     Other financings.........................................................   $     4,841       $  1,278        $     --
     Additional paid-in capital...............................................   $    13,922       $     --        $     --

                See notes to consolidated financial statements.
                                      F-6

                              FLAGSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION
     Flagstar Corporation (Company) was acquired by Flagstar Companies, Inc.
(FCI) as of July 20, 1989. Prior to June 16, 1993 the Company and FCI had been known, respectively, as TW Services, Inc. and TW Holdings, Inc.
     The acquisition of the Company was accounted for under the purchase method of accounting as of July 20, 1989. Accordingly, the Company has allocated its total purchase cost of approximately $1.7 billion to the assets and liabilities of Flagstar based upon their respective fair values, which were determined by valuations and other studies. As discussed in Note 2, during 1993 the Company determined that goodwill and certain intangible assets arising principally from the acquisition were impaired resulting in a write-off of such assets.
     On November 16, 1992, a recapitalization of the Company and Flagstar was substantially completed which included the issuance of 20 million shares of common stock and warrants to acquire an additional 15 million shares of common stock at $17.50 per share to affiliates of Kohlberg Kravis Roberts & Co. (KKR) in exchange for $300 million, the consummation of a Restated Bank Credit Agreement, the consummation of the offers to exchange the 17% Senior Subordinated Discount Debentures Due 2001 (the 17% Debentures) and the 15% Subordinated Debentures Due 2001 (the 15% Debentures) for 11.25% Senior Subordinated Debentures Due 2004, the consummation of the sale of $300 million aggregate principal amount of Senior Notes, the call for redemption of all 17% Debentures and all 15% Debentures not acquired pursuant to the Exchange Offers, and the call for redemption of all of the outstanding 14.75% Senior Notes Due 1998 (the 14.75% Senior Notes).
     The Company conducts business through its Denny's, Hardee's, Quincy's, and El Pollo Loco restaurant concepts which serve the family, quick-service hamburger, steak house, and quick-service chicken segments, respectively.
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:
     (a) CONSOLIDATED FINANCIAL STATEMENTS. The Company is a wholly-owned subsidiary of FCI. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. See also Note 14, related to accounting for unconsolidated subsidiaries held for sale. Certain 1992 and 1993 amounts have been reclassified to conform to the 1994 presentation.
     (b) CASH AND CASH EQUIVALENTS. For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     (c) INVENTORIES. Merchandise and supply inventories are valued primarily at the lower of average cost or market.
     (d) PROPERTY AND DEPRECIATION. Property and equipment owned are depreciated on the straight-line method over its estimated useful life. Property held under capital leases (at capitalized value) is amortized over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:
         Merchandising equipment -- Principally five to ten years
         Buildings -- Fifteen to forty years
         Other equipment -- Two to ten years
         Leasehold improvements -- Estimated useful life limited by the lease period.
     (e) GOODWILL AND OTHER INTANGIBLE ASSETS. The excess of cost over the fair value of net assets of companies acquired had been amortized over a 40-year period on the straight-line method prior to being written-off at December 31, 1993. Other intangible assets consist primarily of costs allocated in the acquisition to tradenames, franchise and other operating agreements. Such assets are being amortized on the straight-line basis over the useful lives of the franchise or the contract period of the operating agreements. Certain tradenames, franchise and other operating
                                      F-7

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued agreements were amortized over periods up to 40 years on the straight-line basis prior to being written-off at December 31, 1993. The Company assesses the recoverability of goodwill and other intangible assets by projecting future net income, before the effect of amortization of goodwill and other intangible assets, over the remaining amortization period of such assets. The Company's large debt burden requires approximately 60% of the Company's annual cash flow for current interest cost. As a result, it is appropriate to reduce operating income by interest expense to evaluate the recoverability of goodwill and other intangibles. The results of this evaluation allowed the Company to assess whether the amortization of the goodwill or other intangible assets balance over its remaining life can be recovered through expected non-discounted future results. The projected future results used in the evaluation performed in 1993 are based on the four year historical trends since the 1989 leveraged buy out. Management believes that the projected future results are the most likely scenario assuming historical trends continue. See Note 2 for further discussion of the write-off of goodwill and certain other intangible assets.
     (f) DEFERRED FINANCING COSTS. Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense over the terms of the respective debt issues using the interest method.
     (g) PREOPENING COSTS. The Company capitalizes certain costs incurred in conjunction with the opening of restaurants and food services locations and amortizes such costs over a twelve month period from the date of opening.
     (h) INCOME TAXES. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
     (i) INSURANCE. The Company is primarily self insured for workers compensation, general liability, and automobile risks which are supplemented by stop loss type insurance policies. The liabilities for estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. During 1993, the Company changed its method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993 pursuant to Staff Accounting Bulletin
         (SAB) No. 92 issued by the staff of the Securities and Exchange Commission in June 1993 concerning the accounting for environmental and other contingent liabilities. The SAB requires, among other things, that a risk free rate be used to discount such liabilities rather than a rate based on average cost of borrowing which had been the Company's practice. As a result of this change, the Company recognized an additional liability, measured as of January 1, 1993 through a one-time charge of $12,100,000 (net of income tax benefits of $90,000). The effect of this accounting change on 1993 operating results, in addition to recording the cumulative effect for years prior to 1993, was to increase insurance expense and decrease interest expense by approximately $5,900,000 (see Note 15). The total discounted self-insurance liabilities recorded at December 31, 1993 and 1994 were $97,400,000 and $86,300,000 respectively, reflecting a 4% discount rate. The related undiscounted amounts at such dates were $107,000,000 and $94,300,000, respectively.
     (j) INTEREST RATE EXCHANGE AGREEMENTS. As a hedge against fluctuations in interest rates, the Company has entered into interest rate exchange agreements to swap a portion of its fixed rate interest payment obligations for floating rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. Since such agreements are not entered into on a speculative basis, the Company uses the settlement basis of accounting. See Note 4 for further discussion of the interest rate exchange agreements.
     (k) DISCONTINUED OPERATIONS. The Company has allocated to discontinued operations a pro-rata portion of interest and debt expense related to its acquisition debt based on a ratio of the net assets of its discontinued operations to its total consolidated net assets as of the 1989 acquisition date. Interest included in discontinued operations for the years ended December 31, 1992, 1993, and 1994 was $62.5 million, $53.0 million, and $37.4 million, respectively.
     (m) POSTRETIREMENT BENEFITS. Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This new standard requires that the Company's expected cost of retiree health benefits be charged to expense
                                      F-8

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued during the years of employee service. Previously, such costs were expensed as paid. See Note 8 for a further description of the accounting for postretirement benefits other than pensions.
     (n) POSTEMPLOYMENT BENEFITS. During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which requires that benefits provided to former or inactive employees prior to retirement be recognized as an obligation when earned, subject to certain conditions, rather than when paid. The impact of Statement No. 112 on the Company's statement of operations for 1994 is not material.
NOTE 2 WRITE-OFF OF GOODWILL AND CERTAIN OTHER INTANGIBLE ASSETS
     For the year ended December 31, 1993, the Company's consolidated statement of operations reflects charges totaling $1,474.8 million ($1,104.6 million in continuing operations and $370.2 million in discontinued operations) for the write-off of goodwill and certain other intangible assets, primarily tradenames and franchise agreements.
     Since the acquisition of Flagstar in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the acquisition. In assessing the recoverability of goodwill and other intangible assets prior to 1993, the Company developed projections of future operations which indicated the Company would become profitable within several years and fully recover the carrying value of the goodwill and certain other intangible assets.
     However, actual results have fallen short of these projections primarily due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. During the fourth quarter of 1993, management determined that the most likely projections of future operating results would be based on the assumption that historical operating trends would continue. Thus, the Company determined that the projected financial results would not support the future amortization of the remaining goodwill balance and certain other intangible assets at December 31, 1993.
     The methodology employed to assess the recoverability of the Company's goodwill and certain other intangible assets involved a detail six year projection of operating results extrapolated forward 30 years, which approximated the maximum remaining amortization period for such assets as of December 31, 1993. The Company then evaluated the recoverability of goodwill and certain other intangibles on the basis of this projection of future operations. Based on this projection over the next six years, the Company would have a net loss each year before income taxes and amortization of goodwill and certain other intangibles. Extension of these trends to include the entire 36 year amortization period indicated that there would be losses each year, unless the restructuring plan or other activities were successful in reversing the present operating trends; thus, the analysis indicated that there was insufficient net income to recover the goodwill and certain other intangible asset balances at December 31, 1993. Accordingly, the Company wrote off the goodwill balance and certain other intangible asset balances including tradename and franchise agreements for its Denny's, Quincy's, and El Pollo Loco restaurant operations and tradename and location contracts for its former contract food and vending services operations.
     The projections generally assumed that historical trends experienced by the Company over the past four years would continue. The current mix between company-owned and franchised restaurants was assumed to continue, customer traffic for Denny's, Quincy's, and El Pollo Loco was assumed to decline at historical rates, average check amounts for Denny's, Hardee's, Quincy's, and El Pollo Loco were assumed to increase indefinitely at historical rates due to inflation and changes in product mix, volume for Canteen (see Note 14) was assumed to decline at historical rates, and pricing for Canteen was assumed to increase at historical rates, as a result of inflation. Capital expenditures were assumed to continue at a level necessary to repair and maintain current facilities and systems. No new unit growth was assumed. Variable costs for food and labor were assumed to remain at their historical percentage of revenues. Other costs were assumed to increase at the historical inflation rate consistent with revenue pricing increases. Through the year 1999, the Company's projections indicated that interest expense would exceed operating income, which was determined after deducting annual
                                      F-9

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2 WRITE-OFF OF GOODWILL AND CERTAIN OTHER INTANGIBLE ASSETS -- Continued depreciation expense; however, operating income before depreciation is adequate to cover interest expense. A continuation of this trend for the next 30 years did not generate cash to repay the current debt and management assumes it will be refinanced at constant interest rates.
NOTE 3 RESTRUCTURING
     Effective in the fourth quarter of 1993, as a result of a comprehensive financial and operational review initiated in 1993, the Company approved a restructuring plan. The plan involved the sale or closure of restaurants, a reduction in personnel, a reorganization of certain management structures and a decision to fundamentally change the competitive positioning of Denny's, El Pollo Loco and Quincy's. The reorganization of the field management structure of the restaurant group resulted in the elimination of a layer of supervisory management and consolidation of field offices resulting in related severance and relocation costs. In addition, the Company has eliminated a number of positions in the corporate marketing, accounting and administrative functions. The plan resulted in a restructuring chargeduring the year ended December 31, 1993 comprised of the following:

Write-down of assets......................................................................   $130,711
Severance and relocation..................................................................     17,080
Other.....................................................................................     10,829
Continuing operations.....................................................................    158,620
Discontinued operations...................................................................     33,383
Total.....................................................................................   $192,003

     The write-down of assets represented predominantly non-cash adjustments made to reduce to net realizable value approximately 240 of the Company's 1,376 Denny's, Quincy's and El Pollo Loco restaurants. These 240 restaurants were identified for sale, conversion to another concept, or closure. The 240 restaurants identified in the restructuring plan had aggregate operating revenues during 1993 of approximately $227 million and a negative cash flow of approximately $2.4 million. As of December 31, 1994, 31 units had been sold, closed or converted to another concept. The remaining 209 restaurants had aggregate operating revenues during 1994 of approximately $200.0 million. The Company estimates that the remaining portions of the restructuring plan will be completed during 1995.
     The write-down of assets also included a charge of $15 million to establish a reserve for operating leases related to restaurant units which will be sold to franchisees or closed and offices which will be closed. During 1994, approximately $1.4 million in lease payments were charged against the restructuring reserves.
     Approximately $28 million of the restructuring charges represent incremental cash charges of which approximately $6.5 million and $8.2 million were incurred and paid in 1993 and 1994, respectively. Unpaid amounts are included in accrued restructuring cost on the accompanying balance sheet.
NOTE 4 DEBT
     At December 31, 1993, advances of $93.0 million were outstanding under the working capital facility portion of the Company's credit agreement (Restated Credit Agreement). Such advances were classified as long-term debt in accordance with the terms of the Restated Credit Agreement at such date. At December 31, 1994, the Restated Credit Agreement includes a working capital and letter of credit facility of up to a total of $250.0 million which includes a working capital sublimit of $160.0 million and a letter of credit sublimit of $157.9 million. At such date, the Company had no working capital borrowings; however, letters of credit outstanding were $108.9 million. All outstanding amounts under the Restated Credit Agreement must be repaid by June 17, 1996. See also discussion below.
                                      F-10

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
     Long-term debt consists of the following:

                                                                                                           DECEMBER 31,
                                                                                                        1993          1994
                                                                                                          (IN THOUSANDS)
Restated Credit Agreement:
  Borrowings under working capital facility, interest varies with prime and LIBOR at December 31,
     1993 -- 6.5%.................................................................................   $   93,000    $       --
  Senior term loan, interest varies with prime and LIBOR at December 31, 1993 -- 5.9375%..........      171,295            --
Notes and Debentures:
  10.75% Senior Notes due September 15, 2001, interest payable semi-annually......................      275,000       275,000
  10.875% Senior Notes due December 1, 2002, interest payable semi-annually.......................      300,000       300,000
  11.25% Senior Subordinated Debentures due November 1, 2004, interest payable
     semi-annually................................................................................      722,411       722,411
  11.375% Senior Subordinated Debentures due September 15, 2003, interest payable semi-annually...      125,000       125,000
  10% Convertible Junior Subordinated Debentures due 2014 (10% Convertible Debentures), interest payable semi-annually; convertible into Company common stock any time prior to maturity at
     $24.00 per share.............................................................................       99,259        99,259
Mortgage Notes Payable:
  10.25% Guaranteed Secured Bonds due 2000........................................................      208,508       205,612
  11.03% Notes due 2000...........................................................................      160,000       160,000
  Other notes payable, mature over various terms to 20 years, payable in monthly or quarterly
     installments with interest rates ranging from 6.5% to 15.0% (a)..............................       24,893        23,129
Capital lease obligations (see Note 5)............................................................      174,099       170,697
Notes payable secured by equipment, mature over various terms up to 7 years, payable in monthly
  installments with interest rates ranging from 8.5% to 9.64%(b)..................................       21,912        17,948
Total.............................................................................................    2,375,377     2,099,056
Less current maturities (c).......................................................................       34,213        31,408
                                                                                                     $2,341,164    $2,067,648

(a) Collateralized by restaurant and other properties with a net book value of $37.9 million at December 31, 1994.
(b) Collateralized by equipment with a net book value of $18.8 million at December 31, 1994.
(c) Aggregate annual maturities during the next five years of long-term debt are as follows (in thousands): 1995 -- $31,408; 1996 -- $40,248;
    1997 -- $39,779; 1998 -- $33,301, and 1999 -- $28,017.
     The borrowings under the Restated Credit Agreement are secured by the stock of certain operating subsidiaries and the Company's trade and service marks and are guaranteed by certain operating subsidiaries. Such guarantees are further secured by certain operating subsidiary assets.
     The Restated Credit Agreement and indentures under which the debt securities have been issued contain a number of restrictive covenants. Such covenants restrict, among other things, the ability of Flagstar and its subsidiaries to incur indebtedness, create liens, engage in business activities which are not in the same field as that in which the Company currently operates, mergers and acquisitions, sales of assets, transactions with affiliates and the payment of dividends. In addition, the Restated Credit Agreement contains affirmative and negative financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), and limitations on annual capital expenditures.
     During September 1993, net proceeds of $387.5 million from the issuance of $275 million of 10.75% Senior Notes and $125 million of 11.375% Senior Subordinated Debentures were used to reduce the Company's senior term loan.
     During June 1994, net proceeds from the sale of Canteen Corporation, a wholly-owned subsidiary, were used to prepay $170.2 million of outstanding principal under the senior term loan and repay $126.1 million of outstanding working capital advances. In connection with such sale and use of the net proceeds, the Restated Credit Agreement was
                                      F-11

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
amended to include, among other things, less restrictive financial covenants, a requirement that working capital advances under the credit facility be repaid in full and not reborrowed for at least 30 consecutive days during any 13-month period, and a reduction in annual capital expenditures to reflect the reduced size of ongoing operations.
     The Company was in compliance with the terms of the Restated Credit Agreement at December 31, 1994. Under the most restrictive provision of the Restated Credit Agreement (ratio of total debt to EBITDA, as defined), at December 31, 1994, the Company could incur approximately $138 million of additional indebtedness.
     At December 31, 1994, the 10.25% guaranteed bonds were secured by, among other things, mortgage loans on 386 restaurants, a lien on the related restaurant equipment, assignment of intercompany lease agreements, and the stock of the issuing subsidiaries. At December 31, 1994, the restaurant properties and equipment had a net book value of $343.9 million. In addition, the bonds are insured with a financial guaranty insurance policy written by a company that engages exclusively in such coverage. Principal and interest on the bonds is payable semiannually; certain payments are made by the Company on a monthly basis. Principal payments total $2.9 million in 1995; $12.5 million annually through 1999; and $152.7 million in 2000. The Company through its operating subsidiaries covenants that it will maintain the properties in good repair and expend annually to maintain the properties at least $16.9 million in 1995 and increasing each year to $23.7 million in 2000.
     The 11.03% mortgage notes are secured by a pool of cross collateralized mortgages on 240 restaurants with a net book value at December 31, 1994 of $220.7 million. In addition, the notes are collateralized by, among other things, a security interest in the restaurant equipment, the assignment of intercompany lease agreements and the stock of the issuing subsidiary. Interest on the notes is payable quarterly with the entire principal due at maturity in 2000. The notes are redeemable, in whole, at the issuer's option. The Company through its operating subsidiary covenants that it will use each property as a food service facility, maintain the properties in good repair and expend at least $5.3 million per annum and not less than $33 million, in the aggregate, in any five year period to maintain the properties.
     On July 28, 1992, FCI loaned $150.0 million to the Company, on a subordinated basis, in exchange for a note payable. Such borrowing matures on July 28, 2017 and accrues interest at a rate which will yield the amount of cash dividends to be paid by FCI to holders of its preferred stock (approximately 9.45%, assuming no redemption or conversion of the preferred stock).
     At December 31, 1994, the Company has $900 million aggregate notional amount in effect of reverse interest rate exchange agreements with maturities ranging from twenty-four to sixty months. These notional amounts reflect only the extent of the Company's involvement in these financial instruments and do not represent the Company's exposure to market risk. The Company receives interest at fixed rates calculated on such notional amounts and pays interest at floating rates based on six months LIBOR in arrears calculated on like notional amounts. The net income or expense from such agreements is reflected in interest and debt expense. Management intends to maintain its exchange agreements until maturity, unless there is a material change in the underlying hedged instruments of the Company.
     The counterparties to the Company's interest rate exchange agreements are major financial institutions who participate in the Company's senior bank credit facility. Such financial institutions are leading market-makers in the financial derivatives markets, are well capitalized, and are expected to fully perform under the terms of such exchange agreements, thereby mitigating the credit risk to the Company.
     The Company is exposed to market risk for such exchange agreements due to the interest rate differentials described above. The Company monitors its market risk by periodically preparing sensitivity analyses of various interest rate fluctuation scenarios and the results of such scenarios on the Company's cash flows on a nominal and discounted basis. In addition, the Company obtains portfolio mark-to-market valuations from market-makers of financial derivatives products.
                                      F-12

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
     Information regarding the Company's reverse interest rate exchange agreements at December 31, 1994 is as follows:

             AMOUNT OF     WEIGHTED AVERAGE
YEAR OF      NOTIONAL        INTEREST RATE
MATURITY      PAYMENT      RECEIVED     PAID
 1997        $500,000        5.15%      7.03%
 1998         300,000        5.57%      6.97%
 1999         100,000        5.82%      6.93%
             $900,000        5.37%      7.00%

     The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is approximately $1.74 billion at December 31, 1994. Such computations are based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company. At December 31, 1994, the estimated fair value of the $900 million notional amount of reverse interest rate swaps was a net payable of approximately $74.1 million and represents the estimated amount that the Company would be required to pay to terminate the swap agreements at December 31, 1994. This estimate is based upon a mark-to-market valuation of the Company's swap portfolio obtained from a major financial institution which is one of the counterparties to the exchange agreements.
NOTE 5 LEASES AND RELATED GUARANTEES
     The Company's operations utilize property, facilities, equipment and vehicles leased from others. In addition, certain owned and leased property, facilities and equipment are leased to others.
     Buildings and facilities leased from others primarily are for restaurants and support facilities. At December 31, 1994, 951 restaurants were operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rental based on a percentage of gross operating profit or gross revenues. Initial terms of land and restaurant building leases generally are not less than twenty years exclusive of options to renew. Leases of other equipment primarily consist of merchandising equipment, computer systems and vehicles, etc.
     As lessor, leasing operations principally consist of merchandising equipment under noncancelable leases for a term of eight years to franchised distributors of a subsidiary. Numerous miscellaneous sublease agreements also exist.
     Information regarding the Company's leasing activities at December 31, 1994 is as follows:

                                                                                                             OPERATING LEASES
                                                                                       CAPITAL LEASES          MINIMUM LEASE
                                                                                    MINIMUM     MINIMUM       PAYMENTS NET OF
                                                                                     LEASE      SUBLEASE    SUBLEASE RENTALS OF
                                                                                    PAYMENTS    PAYMENTS    IMMATERIAL AMOUNTS
                                                                                                  (IN THOUSANDS)
Year:
  1995...........................................................................   $ 38,788    $ 3,690          $  39,225
  1996...........................................................................     35,204      3,549             36,183
  1997...........................................................................     32,107      3,275             34,036
  1998...........................................................................     25,788      2,915             30,936
  1999...........................................................................     20,902      2,526             27,674
  Subsequent years...............................................................    144,401      4,598            178,148
     Total.......................................................................   $297,190    $20,553          $ 346,202
Less imputed interest............................................................    126,493
Present value of capital lease obligations.......................................   $170,697

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 5 LEASES AND RELATED GUARANTEES -- Continued
     The total rental expense included in the determination of operating income for the years ended December 31, 1992, 1993 and 1994 is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
                                                                                                (IN THOUSANDS)
Basic rents...................................................................     $ 44,441        $ 48,870        $ 49,234
Contingent rents..............................................................       12,842          12,306          12,178
Total.........................................................................     $ 57,283        $ 61,176        $ 61,412

     Total rental expense does not include sublease rental income of $9,437,000, $8,998,000, and $9,975,000 for the years ended December 31, 1992, 1993, and
1994, respectively.
NOTE 6 INCOME TAXES
     A summary of the provision for (benefit from) income taxes attributable to loss before discontinued operations, extraordinary items, and cumulative effect of change in accounting principle is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
                                                                                                (IN THOUSANDS)
Current:
  Federal.....................................................................    $    6,301       $  1,323        $    365
  State, Foreign and Other....................................................         2,869          3,762             215
                                                                                       9,170          5,085             580
Deferred:
  Federal.....................................................................       (13,471)       (74,606)             --
  State, Foreign and Other....................................................        (1,943)        (9,807)         (2,793)
                                                                                     (15,414)       (84,413)         (2,793)
Benefit from income taxes.....................................................    $   (6,244)      $(79,328)       $ (2,213)
The total provision (benefit) from income taxes related to:
  Loss before discontinued operations, extraordinary items, and cumulative
     effect of change in accounting principles................................    $   (6,244)      $(79,328)       $ (2,213)
  Discontinued operations.....................................................          (339)        (1,821)         10,470
  Extraordinary items.........................................................       (85,053)          (196)           (174)
  Cumulative effect of change in accounting principles........................        (8,785)           (90)             --
Total provision (benefit) from income taxes...................................    $ (100,421)      $(81,435)       $  8,083

     For the year ended December 31, 1993, the Company utilized regular tax net operating loss carryforwards of approximately $9.5 million. During 1994, the provision for income taxes relating to discontinued operations was reduced due to the utilization of regular tax net operating loss carryforwards of approximately $89 million. In addition, the deferred federal tax benefit for the year ended December 31, 1993, has been offset by approximately $2.7 million due to the 1% corporate tax rate increase included in the Omnibus Budget Reconciliation Act of 1993.
                                      F-14

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES -- Continued
     The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to the deferred income tax liability or asset:

                                                                                                            DECEMBER 31,
                                                                                                          1993         1994
                                                                                                           (IN THOUSANDS)
Deferred tax assets:
Amortization (including write-down) of intangible assets.............................................   $   1,768    $     --
Self-insurance reserves..............................................................................      33,947      40,269
Capitalized leases...................................................................................       6,984       2,978
Assets held for sale.................................................................................      31,945       7,343
Other accruals and reserves (includes restructuring reserves)........................................      93,404      38,246
Alternative minimum tax credit carryforwards.........................................................      13,330      14,125
General business credit carryforwards................................................................       4,751      13,225
Net operating loss carryforwards.....................................................................      72,539      44,450
Less: valuation allowance............................................................................    (102,235)    (28,767)
Total deferred tax assets............................................................................     156,433     131,869
Deferred tax liabilities:
Depreciation of fixed assets.........................................................................     180,294     148,904
Amortization of intangible assets....................................................................          --       4,644
Total deferred tax liabilities.......................................................................     180,294     153,548
Total deferred income tax liability..................................................................   $  23,861    $ 21,679

     The Company has provided a valuation allowance for the portion of the deferred tax asset for which it is more likely than not that a tax benefit will not be realized.
     The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations, extraordinary items and cumulative effect of accounting change is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
Statutory rate................................................................         34%             35%             35%
Differences:
  State, foreign, and other taxes, net of federal income tax benefit..........         (4)          --                 12
  Amortization and write-off of goodwill......................................        (16)            (26)          --
  Portion of losses not benefited as a result of the establishment of
     valuation allowance......................................................      --                 (3)            (35)
  Other.......................................................................         (2)          --                 (5)
Effective tax rate............................................................         12%               6%             17%

     At December 31, 1994, the Company has available, to reduce income taxes that become payable in the future, general business credit carryforwards of approximately $13.2 million most of which expire in 2002 through 2004, and alternative minimum tax (AMT) credits of $14.1 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available regular income tax net operating loss carryforwards of $127 million which expires in 2007. Due to the Recapitalization of the Company which occurred during 1992, the Company's ability to utilize general business credits, and AMT credits which arose prior to 1992 will be limited to a specified annual amount. The annual limitation for the utilization of the tax credit carryforwards is approximately $8 million. The remaining amount of net operating loss carryforward which arose in 1992 of $127 million is not expected to be subject to any annual limitation.
                                      F-15

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS
     The Company maintains several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. The Company's funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company also maintains defined contribution plans.
     Total net pension cost of defined benefit plans for the years ended December 31, 1992, 1993, and 1994 amounted to $2,672,000, $3,724,000 and
$3,995,000, respectively, of which $1,738,000, $2,802,000 and $3,270,000 related to funded defined benefit plans and $934,000, $922,000 and $725,000 related to nonqualified unfunded supplemental defined benefit plans for executives.
     The components of net pension cost of the funded and unfunded defined benefit plans for the years ended December 31, 1992, 1993, and 1994 determined under SFAS No. 87 follow:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1992            1993            1994
                                                                                                (IN THOUSANDS)
Service cost-benefits earned during the year..................................     $  2,137        $  2,625        $  3,076
Interest cost on projected benefit obligations................................        1,864           2,281           2,427
Actual return on plan assets..................................................         (115)         (1,284)            761
Net amortization and deferral.................................................       (1,214)            102          (2,269)
Net pension cost..............................................................     $  2,672        $  3,724        $  3,995

     The following table sets forth the funded status of the plans and amounts recognized in the Company's balance sheet for its funded defined benefit plans:

                                                                                                              DECEMBER 31,
                                                                                                            1993       1994
                                                                                                             (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits.......................................................................................   $20,087    $19,887
  Non-vested benefits...................................................................................     1,077      1,412
Accumulated benefit obligations.........................................................................   $21,164    $21,299
Plan assets at fair value...............................................................................   $20,600    $21,859
Projected benefit obligation............................................................................    28,027     27,556
Funded status...........................................................................................    (7,427)    (5,697)
Unrecognized net loss from past experience different from that assumed..................................     8,684      7,270
Unrecognized prior service cost.........................................................................       441        137
Unrecognized net asset..................................................................................      (152)        --
Additional liability....................................................................................    (2,109)        --
Prepaid (accrued) pension costs.........................................................................   $  (563)   $ 1,710

     Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.
                                      F-16

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued
     The following sets forth the funded status of the plans and amounts recognized in the Company's balance sheet for its unfunded defined benefit plans:

                                                                                                               DECEMBER 31,
                                                                                                             1993       1994
                                                                                                              (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits........................................................................................   $ 3,467    $ 3,888
  Non-vested benefits....................................................................................       294        343
Accumulated benefit obligations..........................................................................   $ 3,761    $ 4,231
Plan assets at fair value................................................................................   $    --    $    --
Projected benefit obligation.............................................................................    (5,727)    (4,623)
Funded status............................................................................................    (5,727)    (4,623)
Unrecognized net loss from past experience different from that assumed...................................     2,234        468
Unrecognized prior service cost..........................................................................       849        738
Unrecognized net asset at January 1, 1987 being amortized over 15 years..................................      (179)      (123)
Additional liability.....................................................................................    (1,300)    (1,163)
Accrued pension costs....................................................................................   $(4,123)   $(4,703)

     Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                                                     1993      1994
Discount rate.....................................................................    7.5%     8.25%
Rates of salary progression.......................................................    4.0%     4.0 %
Long-term rates of return on assets...............................................   10.0%    10.0 %

     In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1%-15% of their compensation to the plans. These plans include profit sharing and savings plans under which the Company makes matching contributions, with certain limitations. Amounts charged to income under these plans were $4,107,000, $3,767,000, $3,932,000 for the years ended December 31, 1992, 1993, and 1994, respectively.
     Incentive compensation plans provide for awards to management employees based on meeting or exceeding certain levels of income as defined by such plans The amounts charged to income under the plans for the years ended December 31, 1992, 1993, and 1994 were as follows: $4,335,000, zero and $4,212,000. In addition to these incentive compensation plans, certain operations have incentive plans in place under which regional, divisional and local management participate.
NOTE 8 OTHER POSTRETIREMENT BENEFITS
     During 1992, the Company adopted Statement of Financial Standards No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions". This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance benefits, during the active service period of the covered employees. The Company recognized the accumulated liability, measured as of January 1, 1992 through a one-time charge of $17,834,000 (net of income tax benefit of $8,785,000). Charges of the Company for such postretirement benefits during the years ended December 31, 1992, 1993, and 1994, respectively, were recorded at Canteen Corporation, a wholly-owned subsidiary. During 1994, Canteen Corporation was sold by the Company (see Note
14).
     For the years ended December 31, 1992, 1993, and 1994, the net postretirement benefit cost (income) included in loss from discontinued operations was $5,188,000, $(189,000), and $(100,000), respectively.
                                      F-17

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 COMMITMENTS AND CONTINGENCIES
     There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights, and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 31, 1994, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.
     Flagstar has received proposed deficiencies from the Internal Revenue Service (IRS) for federal income taxes and penalties totalling approximately $46.6 million. Proposed deficiencies of $34.3 million relate to examinations of certain income tax returns filed by Denny's for periods ending prior to Flagstar's purchase of Denny's on September 11, 1987. These deficiencies primarily involve the proposed disallowance of certain expenses associated with borrowings and other costs incurred at the time of the leveraged buyout of Denny's in 1985 and the purchase of Denny's by Flagstar in 1987. Flagstar filed protests of the proposed deficiencies with the Appeals Division of the IRS stating that it believed the proposed deficiencies were erroneous. Flagstar and the IRS have reached a preliminary agreement on substantially all of the issues included in the original proposed deficiency. Based on this preliminary agreement, the IRS has agreed to waive all penalties and Flagstar estimates that its ultimate federal income tax deficiency will be less than $5 million. The remaining $12.3 million of proposed deficiencies relate to examinations of certain income tax returns filed by the Company and Flagstar for the four fiscal periods ended December 31, 1989. The deficiencies primarily involve the proposed disallowance of deductions associated with borrowings and other costs incurred prior to, at and just following the time of the acquisition of Flagstar in 1989. The Company intends to vigorously contest the proposed deficiencies because it believes the proposed deficiencies are substantially incorrect.
     The Company is also the subject of pending and threatened employment discrimination claims principally in California and Alabama. In certain of these claims, the plaintiffs have threatened to seek to represent a class alleging racial discrimination in employment practices at Company restaurants and to seek actual, compensatory and punitive damages, and injunctive relief.
     It is the opinion of Management (including General Counsel), after considering a number of factors, including but not limited to the current status of the litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation or proposed tax deficiencies, the prior experience of the consolidated companies, and the amounts which the Company has accrued for known contingencies that the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.
NOTE 10 SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                                                      TOTAL
                                                                                     TOTAL                        SHAREHOLDER'S
                                                                                  OTHER EQUITY      DEFICIT      EQUITY (DEFICIT)
                                                                                                  (IN THOUSANDS)
Balance December 31, 1991......................................................     $302,896      $  (225,919)     $     76,977
  Activity:
     Net Loss..................................................................           --         (231,095)         (231,095)
     Additional Paid-In-Capital................................................      300,000               --           300,000
Balance December 31, 1992......................................................      602,896         (457,014)          145,882
  Activity:
     Net Loss..................................................................           --       (1,700,834)       (1,700,834)
     Minimum pension liability adjustment......................................      (11,091)              --           (11,091)
Balance December 31, 1993......................................................      591,805       (2,157,848)       (1,566,043)
  Activity:
     Net Income................................................................           --          349,909           349,909
     Minimum pension liability adjustment......................................       10,131               --            10,131
Balance December 31, 1994......................................................     $601,936      $(1,807,939)     $ (1,206,003)

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 11 EARNINGS (LOSS) PER SHARE
     As described in the introduction, the Company is a wholly-owned subsidiary of FCI; accordingly, per share data is not meaningful and has been omitted for all years.
NOTE 12 EXTRAORDINARY ITEMS
     The Company recorded losses from extraordinary items as follows:

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

                                                                                             YEAR ENDED DECEMBER 31, 1994
                                                                                                        INCOME     LOSSES,
                                                                                                         TAX        NET OF
                                                                                            LOSSES     BENEFITS     TAXES
                                                                                                    (IN THOUSANDS)
Prepayment of Term Loan:
  Write-off of unamortized deferred financing costs on indebtedness retired.............   $11,931      $ (174)    $11,757

     Losses during the fourth quarter of 1992 were attributable to the recapitalization and related transactions for premiums paid to retire the 14.75% Senior Notes, 17% Debentures, and 15% Debentures. In addition, the remaining unamortized deferred financing costs related to such indebtedness and the Term A loan under the Prior Bank Credit Agreement, were charged-off simultaneously.
                                      F-19

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 12 EXTRAORDINARY ITEMS -- Continued
     During the third quarter of 1992, the prepayment of the Term B loan under the Prior Bank Credit Agreement resulted in a charge-off of the remaining unamortized deferred financing costs on the Term B loan. Proceeds received from the sale of 6,300,000 shares of $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock were used to prepay the Term B loan.
     During the second quarter of 1992, $7,648,000 of the Company's 10.25% Guaranteed Secured Bonds were defeased in accordance with the provisions of the bond indenture. Accordingly, premiums were paid on the defeased debt and the related unamortized deferred financing costs were charged-off.
     During the third quarter of 1993, the prepayment of $387.5 million of the Company's term loan under the Restated Credit Agreement resulted in a charge-off of $26.5 million of unamortized deferred financing costs.
     During the first quarter of 1993, the Company purchased $741,000 in principal amount of 10% Convertible Debentures at 101% of their principal amount plus unpaid accrued interest, pursuant to change in control provisions of the indenture. The repurchase of the 10% Convertible Debentures resulted in a charge of $132,000.
     During the second quarter of 1994, the Company sold Canteen Corporation, a wholly-owned subsidiary. A portion of the proceeds from the sale was used to prepay $170.2 million of term and $126.1 million of working capital advances which were outstanding under the Company's Restated Credit Agreement resulting in a charge-off of $11.9 million of unamortized deferred financing costs.
NOTE 13 RELATED PARTY TRANSACTIONS
     The Company expensed annual advisory fees of $1,000,000 during 1992 and $250,000 during 1993 and 1994 for Gollust, Tierney & Oliver, Incorporated (GTO). GTO earned interest of $1,344,000 in 1992 from senior indebtedness which was previously outstanding. In addition, GTO and related entities received premiums of $2,689,000 related to the redemption of such indebtedness during 1992.
     The Company expensed annual advisory fees to Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) of $200,000 for 1992. In 1992 DLJ received fees of $1,380,000 related to investment banking services for the sale of the Company's preferred stock, $7,000,000 as financial advisor to the Company, and $3,738,000 related to the exchange of and issuance of certain indebtedness in the recapitalization. DLJ received $4,059,000 during 1993 for investment banking services related to the issuance of indebtedness by the Company.
     In 1992, the Company paid a fee to KKR of $15,000,000 for financial advisory services in connection with the recapitalization. In 1993 and 1994, KKR received annually financial advisory fees of $1,250,000.
     In November 1992 in connection with the recapitalization, the Company loaned $13,922,000 to its chairman, the proceeds of which were used to repay a 1989 loan obtained by the officer for the purchase of FCI common stock. The loan is due in November 1997 and is secured by 812,000 shares of common stock and certain other collateral. During 1993 and 1994, the Company earned $789,000 and $842,000, respectively, on the loan which accrues interest at 5.6% per annum and is payable at maturity.
     During 1994, the Company, through Volume Services, Inc. a stadium concession subsidiary, and Carolinas Stadium Corporation entered into a long-term agreement whereby Volume Services, Inc. will be the concession manager of Carolinas Stadium upon completion of the stadium for a term of 20 years, and will provide concession services for National Football League games played at Clemson University during 1995. The agreement provides for a $2.0 million payment by the Company during 1994 and additional payments of $1.5 million during each of 1995 and 1996, respectively, and $1.0 million during 2004 as well as certain minimum commissions during each year of operation. Volume has also committed to incur construction costs and other related capital expenditures for the project of an additional $10.5 million by 1996. The chairman of the Company is affiliated with Carolinas Stadium Corporation.
                                      F-20

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 14 DISCONTINUED OPERATIONS
     During April 1994, the Company announced the signing of a definitive agreement to sell the food and vending business and its intent to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Company sold Canteen Corporation, a food and vending subsidiary, for $447.1 million during June 1994, and recognized a net gain of approximately $399.2 million, net of income taxes, during the year ended December 31, 1994. A portion of the proceeds from such transaction was used to prepay $170.2 million of outstanding principal under the senior term loan and liquidate $126.1 million of outstanding working capital advances.
     During November 1994, the Company announced that it had agreed to sell TW Recreational Services, Inc., a concession and recreation services subsidiary. Such transaction is subject to resolution of certain issues that have been raised by the National Park Service. The Company is continuing its efforts to sell Volume Services, Inc., a stadium concession services subsidiary; however, the major league baseball strike has delayed the sale of Volume beyond the time originally anticipated.
     Prior period financial statements and related notes have been reclassified to present Canteen Holdings, Inc. and its subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Revenues and operating income (loss) of the discontinued operations for the years ended December 31, 1992, 1993, and 1994 were $1.28 billion, $1.37 billion, and $859.7 million and $50.9 million, $(313.3) million, and $32.6 million, respectively.
                                      F-21

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 15 QUARTERLY DATA (UNAUDITED)
     The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or an annual basis. Selected consolidated financial data for each quarter within 1993 and 1994 are as follows:

                                                                              FIRST       SECOND      THIRD        FOURTH
                                                                             QUARTER     QUARTER     QUARTER       QUARTER
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year Ended December 31, 1993:
Operating Revenues........................................................   $592,783    $658,201    $689,941    $   674,244
Operating expenses:
  Product costs...........................................................    198,163     227,622     240,406        232,954
  Payroll & benefits......................................................    216,319     229,267     231,758        227,887
  Depreciation & amortization expense.....................................     40,644      42,064      41,438         46,085
  Other...................................................................    110,505     121,495     133,826        113,933
  Write-off of goodwill and certain other intangibles.....................         --          --          --      1,104,553
  Provision for restructuring charges.....................................         --          --          --        158,620
Operating income (loss)...................................................   $ 27,152    $ 37,753    $ 42,513    $(1,209,788)
Loss before extraordinary item and cumulative effect of change in
  accounting principle....................................................   $(33,617)   $(15,397)   $(10,252)   $(1,603,153)
Net loss..................................................................   $(41,139)   $(15,397)   $(26,411)   $(1,617,887)
Year Ended December 31, 1994:
Operating Revenues........................................................   $626,273    $679,563    $700,589    $   659,541
Operating expenses:
  Product costs...........................................................    217,607     234,770     239,479        227,231
  Payroll & benefits......................................................    227,318     241,419     238,075        213,116
  Depreciation & amortization expense.....................................     31,713      31,765      32,866         33,288
  Other...................................................................    110,809     126,304     128,228        128,058
  Recovery of restructuring charges.......................................         --          --          --         (7,207)
Operating income..........................................................   $ 38,826    $ 45,305    $ 61,941    $    65,055
Income (loss) before extraordinary items and cumulative effect of change
  in accounting principle.................................................   $(26,625)   $358,078    $ 19,971    $    10,242
Net income (loss).........................................................   $(26,625)   $347,257    $ 19,971    $     9,306

     During the third quarter of 1993, the Company changed its method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993 pursuant to Staff Accounting Bulletin (SAB) No. 92 issued by the staff of the Securities and Exchange Commission in June 1993 concerning the accounting for environmental and other contingent liabilities.
     During the second quarter of 1994, the Company sold its food and vending subsidiary (see Note 14) and recorded a $383.9 million net gain on the sale of the discontinued operation. During the fourth quarter of 1994, the Company increased its gain by $15.3 million to reflect the final settlement of such sale.
     During the fourth quarter of 1994, the Company recognized a reduction in operating expenses of approximately $15.0 million principally due to favorable claims trends associated with the Company's self-insurance liabilities.
                                      F-22

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FLAGSTAR CORPORATION
                                         By: /s/       RHONDA J. PARISH
                                                     Rhonda J. Parish
                                              (Senior Vice President, General
                                                   Counsel and Secretary)
                                         Date: March 27, 1995
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                               TITLE                               DATE
          /s/              JAMES B. ADAMSON             Director, President and Chief Executive Officer      March 27, 1995
                                                          (Principal Executive Officer)
                  (James B. Adamson)
           /s/                 A. RAY BIGGS             Senior Vice President and Chief Financial Officer    March 27, 1995
                                                          (Principal Financial and Accounting Officer)
                    (A. Ray Biggs)
            /s/                MICHAEL CHU              Director                                             March 27, 1995
                    (Michael Chu)
          /s/              VERA KING FARRIS             Director                                             March 27, 1995
                  (Vera King Farris)
          /s/             HAMILTON E. JAMES             Director                                             March 27, 1995
                 (Hamilton E. James)
          /s/               HENRY R. KRAVIS             Director                                             March 27, 1995
                  (Henry R. Kravis)
          /s/               PAUL E. RAETHER             Director                                             March 27, 1995
                  (Paul E. Raether)
         /s/            JEROME J. RICHARDSON            Director                                             March 27, 1995
                (Jerome J. Richardson)
          /s/             CLIFTON S. ROBBINS            Director                                             March 27, 1995
                 (Clifton S. Robbins)
          /s/             GEORGE R. ROBERTS             Director                                             March 27, 1995
                 (George R. Roberts)
           /s/               L. EDWIN SMART             Director                                             March 27, 1995
                   (L. Edwin Smart)
          /s/             MICHAEL T. TOKARZ             Director                                             March 27, 1995
                 (Michael T. Tokarz)