Form 10-Q
period 1995-03-31
FLAGSTAR CORP
filed 1995-05-15
CIK 807862

                                        Sequential Page 1 of   12



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995, or

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

Yes [X]    No [ ]

As of May 5, 1995, 440 Shares of the registrant's Common Stock, par value $0.01 per share, were outstanding, all of which are owned by the registrant's parent, Flagstar Companies, Inc.

                     PART I  - FINANCIAL INFORMATION



Item 1.  Financial Statements                               FORM 10-Q




Flagstar Corporation
Statements of Consolidated Operations
For the Three Months Ended March 31, 1995 and 1994
(Unaudited)

                                              Three Months Ended March 31,
                                                        1995      1994
                                                        (In thousands)

Operating Revenues.......................             $ 636,463 $ 626,273
Operating Expenses:
  Product cost...........................               218,246   217,607
  Payroll & benefits.....................               228,809   227,318
  Depreciation & amortization expense....                33,249    31,713
  Utilities expense......................                23,261    24,438
  Other..................................                95,559    86,444
                                                        599,124   587,520
Operating Income.........................                37,339    38,753
Other Charges:
  Interest and debt expense..............                62,472    57,115
  Other - net............................                   345       255
                                                         62,817    57,370

Loss From Continuing Operations Before
  Income Taxes                                          (25,478)  (18,617)
Provision for (Benefit from) Income
 Taxes...................................                   472    (2,411)
Loss From Continuing Operations..........               (25,950)  (16,206)
Loss From Discontinued Operations - Net
  of Provision For (Benefit From)Income
  Taxes of: 1995-$360; 1994-$(2,531)                     (8,657)  (10,419)
Net Loss.................................             $ (34,607)$ (26,625)





                                                                     FORM 10-Q
Flagstar Corporation
Consolidated Balance Sheets
March 31, 1995 and December 31, 1994
(Unaudited)

                                              March 31,   December 31,
                                                1995         1994
                                                   (In thousands)

Assets
Current Assets:
   Cash and cash equivalents................    $   30,181  $   66,720
   Receivables, less allowance for doubtful
     accounts of:
      1995 - $4,882; 1994 - $4,561..........        27,438      37,392
   Merchandise and supply inventories.......        68,746      62,293
   Net assets held for sale.................        82,798      77,320
   Other....................................        19,688      14,344

                                                   228,851     258,069


Property:
   Property owned (at cost):
      Land...................................      273,435     273,085
      Buildings and improvements.............      835,167     813,305
      Other property and equipment...........      468,267     462,421
   Total property owned......................    1,576,869   1,548,811
   Less accumulated depreciation.............      509,858     477,176
   Property owned - net......................    1,067,011   1,071,635
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases..................................      194,091     194,348
   Less accumulated amortization.............       73,940      69,958
   Property held under capital leases - net..      120,151     124,390
                                                 1,187,162   1,196,025
Other Assets:
   Intangible assets - net...................       23,985      25,009
   Deferred financing costs - net............       70,315      71,955
   Other.....................................       37,516      37,574

                                                   131,816     134,538

            Total Assets                        $1,547,829  $1,588,632





                                                          FORM 10-Q
Flagstar Corporation
Consolidated Balance Sheets
March 31, 1995 and December 31, 1994
(Unaudited)


                                              March 31,   December 31,
                                                1995             1994
                                                  (In thousands)

Liabilities
Current Liabilities:
   Current maturities of long-term debt................   $    31,636    $   31,408
   Accounts payable....................................        92,293       102,464
   Accrued salaries and vacations......................        57,501        56,159
   Accrued insurance...................................        45,637        45,165
   Accrued taxes.......................................        19,300        21,795
   Accrued interest....................................        70,629        47,568
   Accrued restructuring cost..........................        13,943        13,771
   Other...............................................        57,345        67,986
                                                              388,284       386,316
Long-Term Liabilities:
   Debt, less current maturities.......................     2,060,813     2,067,648
   Deferred income taxes...............................        23,928        21,679
   Liability for self-insured claims...................        56,423        58,128
   Other non-current liabilities and deferred credits..       108,991       110,864
                                                            2,250,155     2,258,319

   Note Payable to FCI                                        150,000       150,000


            Total Liabilities                               2,788,439     2,794,635

Shareholder's Deficit                                      (1,240,610)   (1,206,003)

            Total Liabilities & Shareholder's Deficit     $ 1,547,829    $1,588,632



Flagstar Corporation                                      FORM 10-Q
Statements of Consolidated Cash Flows
For the Three Months Ended March 31, 1995 and 1994
(Unaudited)

                                             Three Months Ended March 31,
                                                1995           1994
                                                   (In thousands)

Cash Flows From Operating Activities:
Net loss                                     $ (34,607)   $ (26,625)
Adjustments to reconcile net loss
  to cash flows from operating activities:
  Depreciation and amortization of property     31,621       29,878
  Amortization of intangible assets              1,629        1,834
  Amortization of deferred financing costs       1,639        1,702
  Deferred income taxes                           (661)         570
  Equity in loss of discontinued operations      8,657       10,419
  Other                                         (2,208)       3,160
  Decrease (increase) in assets:
    Receivables                                 11,033       (3,546)
    Inventories                                 (6,453)      (1,334)
    Other current assets                        (5,344)      (1,099)
    Other assets                                  (477)          92
  Increase (decrease) in liabilities:
    Accounts payable                           (10,381)      (1,377)
    Accrued salary and vacations                 1,342        8,096
    Accrued taxes                               (2,495)      (9,166)
    Other accrued liabilities                   13,684       11,789
    Other non-current liabilities and deferred
      credits                                     (111)      (2,923)
Total adjustments                               41,475       48,095
Net cash flows provided by operating activities  6,868       21,470

Cash Flows From Investing Activities:
  Purchases of property                        (24,489)     (20,139)
  Proceeds from disposition of property          3,403        1,980
  Receipts from (advances to)
      discontinued operations                  (14,135)      18,065
  Other                                           (645)         187
Net cash flows provided by (used in) investing
  activities                                   (35,866)          93










Flagstar Corporation                                      FORM 10-Q
Statement of Consolidated Cash Flows
For the Three Months Ended March 31, 1995 and 1994
(Unaudited)


                                             Three Months Ended March 31,
                                                 1995             1994
                                                     (In thousands)
Cash Flows From Financing Activities:
  Net repayments under credit agreements     $    ---     $ (13,000)
  Deferred financing costs                        ---           (60)
  Long-term debt payments                      (7,541)       (8,164)
  Other                                           ---             1
Net cash flows used in financing activities    (7,541)      (21,223)

Increase (decrease) in cash and
  cash equivalents                             (36,539)         340
Cash and Cash Equivalents at:
  Beginning of period                          66,720        24,174

  End of period                              $ 30,181     $  24,514
Supplemental Cash Flow Information:
  Income taxes paid                          $    480     $     668
  Interest paid                              $ 44,759     $  40,508
  Non-cash financing activities:
    Capital lease obligations                $  1,113     $   3,463





                                                         FORM 10-Q


FLAGSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)


Note 1.  Introduction.

  Flagstar Corporation ("Flagstar" or the "Company") is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc. and Spartan Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains.

Note 2.  Interim Period Presentation.

  The Statements of Consolidated Operations of Flagstar and its subsidiaries for the three months ended March 31, 1995 and 1994 include all adjustments management believes are necessary for a fair presentation of the results of
operations for such interim periods.   All such adjustments are of a normal and
recurring nature.

Note 3.  Per Share Data

  As described in Note 1, the Company is a wholly-owned subsidiary of FCI. Accordingly, per share data is not meaningful and has been omitted for all periods.

Note 4.  Divestiture of Canteen Holdings, Inc.

  During the second quarter of 1994, the Company sold its food and vending subsidiary for $447.1 million and adopted a plan to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The accompanying Consolidated Balance Sheets and Statements of Consolidated Operations and Cash Flows reflect such businesses as discontinued
operations.   During November 1994, the Company announced that it had entered into an agreement to sell TW Recreational Services, Inc. ("TWRS"), which operates its recreation services business. However, on May 12, 1995, the Company received notification from the prospective buyer of TWRS' operation that it was terminating such agreement. The Company will resume its efforts to sell TWRS in light of this development. The Company is also continuing in its efforts to sell Volume Services, Inc. ("Volume"), which operates its concession services business. The major league baseball strike, which ended during April 1995, has delayed the sale of Volume beyond the time originally anticipated.

  The Company has allocated to the discontinued segment a pro-rata portion of its interest and debt expense related to its acquisition debt based on the ratio of the net assets of its discontinued operations to its total consolidated net assets as of the 1989 acquisition date. Interest and debt expense included in discontinued operations for the quarters ended March 31, 1995 and 1994 were $4.6 million and $14.4 million, respectively.

                                               FORM 10-Q


Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations


  The following discussion is intended to highlight significant changes in financial position as of March 31, 1995 and the results of operations for the first quarter of 1995 as compared to the corresponding 1994 period.

  The interim Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1994 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Corporation 1994 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994


  Operating revenues from continuing operations for the first quarter increased by approximately $10.2 million (1.6%) as compared with the same period in 1994. Denny's revenues increased by $7.9 million (2.2%). Comparable store sales for Denny's increased 3.9% in the first quarter of 1995 principally due to an 8.8% increase in traffic offset, in part, by a 4.5% decrease in average check. Denny's increase in comparable store sales reflects the continued success of the concept's value strategy and the impact of remodeled restaurants. The effect of the increase in Denny's comparable store sales was partially offset by a 41-unit net decrease in the number of Company-owned restaurants, largely due to the sale of restaurants to franchisees. During the 1995 quarter, the Company completed remodels on 42 Company-owned restaurants bringing the total completed to 166. Hardee's revenues decreased 1.9% to $158.0 million during the first quarter of 1995 from $161.1 million during the comparable quarter of 1994 despite a 29-unit increase in the number of restaurants operated at March 31, 1995 as compared to March 31, 1994. Hardee's comparable store sales decreased by 6.5% reflecting decreases in average check of 0.2% and in traffic of 6.4% as the quick-service segment continues to be affected by the aggressive value positioning of the Company's principal competitors. During the 1995 quarter,
the Company completed remodels on 40 of its Hardee's units.   Quincy's revenues
increased 7.3% to $72.4 million during the first quarter of 1995 from $67.5 million during the comparable quarter in 1994 principally as a result of an 8.4% increase in comparable store sales. Such increase included a 10.2% increase in traffic which was offset, in part, by a 1.6% decrease in average check. Revenue gains at Quincy's were the result of successful product promotions and the impact of remodeled restaurants. During the 1995 quarter, the Company completed remodels on 16 of its Quincy's restaurants. El Pollo Loco's revenues increased $0.4 million during the first quarter of 1995 to $31.5 million over the comparable quarter of 1994. Comparable store sales increased 6.2% during the 1995 quarter and include increases in traffic of 5.2% and in average check of 1.0%, respectively. The favorable impact of small-meal promotions and remodeled restaurants at El Pollo Loco resulted in the increase in comparable store sales. Such increase was offset, in part, by a 19-unit decrease in the number of Company-owned restaurants. During the 1995 quarter, the Company completed remodels on 16 of its El Pollo Loco restaurants.

                                                    FORM 10-Q

  The Company's operating expenses increased by $11.6 million (2.0%) in the first quarter of 1995 as compared with the same period of 1994. Denny's operating expenses increased by $0.5 million during the first quarter of 1995 as compared with the first quarter of 1994 and reflect increases in advertising of $1.6 million and depreciation and amortization of $1.0 million. Such increases were offset by a decrease in payroll of $4.5 million which resulted from favorable trends in self-insurance claims and a $0.8 million decrease in
product cost.   Also, during the 1995 quarter, operating expenses reflect a gain of approximately $2.3 million from the sale of ten Denny's restaurants, compared with a gain of $3.5 million from the sale of 18 restaurants during the prior year quarter. Hardee's operating expenses increased by $5.6 million principally due to increases in payroll of $2.5 million, overhead expenses of $1.2 million, and maintenance expenses of $0.6 million. The operating expenses at Hardee's reflect a 29-unit increase in the number of restaurants operated at
the end of the 1995 quarter as compared with the 1994 quarter.   Quincy's
experienced a $5.7 million increase in operating expenses during the first quarter of 1995 over the 1994 quarter principally due to increases in payroll of $1.9 million, product cost of $1.7 million, and advertising of $1.4 million.
 The operating expenses of El Pollo Loco decreased by $1.1 million during the 1995 quarter in comparison to the comparable 1994 quarter principally as a result of a gain of $0.9 million from the sale of seven restaurants during the 1995 quarter.

  Total interest and debt expense decreased by $4.4 million in the first quarter of 1995 principally as a result of a reduction in interest expense following the payment during June 1994 of the principal amounts outstanding under the term facility ($170.2 million) of the Company's Restated Credit Agreement and certain other indebtedness following the sale of the Company's food and vending subsidiary, and an increase in interest income offset by an increase in expense related to interest rate exchange agreements. Interest and debt expense allocated to continuing operations increased by $7.8 million in the first quarter as a result of the Company's sale of its food and vending subsidiary in June 1994.

Liquidity And Capital Resources

  At March 31, 1995 and December 31, 1994, the Company had working capital deficits of $159.4 million and $128.3 million, respectively. The increase in the deficit between December 31, 1994 and March 31, 1995 is attributable primarily to increases in accrued interest related to the timing of interest payments and a reduction in cash and cash equivalents which has been used to finance the Company's restaurant remodeling programs. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

  As a result of the termination of the agreement to sell TWRS on May 12, 1995 (as described in Note 4 to the consolidated financial statements), the Company is continuing its efforts to sell TWRS, which operates the Company's recreation services business, as well as Volume, which operates its concession services business. The major league baseball strike, which ended during April 1995, has delayed the sale of Volume beyond the time originally anticipated.

                   PART II - OTHER INFORMATION      FORM 10-Q


Item 1.          Legal Proceedings.

  Not applicable.

Item 2.          Changes in Securities.

  Not applicable.

Item 3.          Defaults upon Senior Securities.

  Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 5.          Other Information.

  Not applicable.

Item 6.          Exhibits and Reports on Form 8-K.

  a. Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.
  b. The Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

                                               FORM 10-Q



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FLAGSTAR CORPORATION


Date:  May 15, 1995        By:        /s/ Rhonda Parish
                                Rhonda Parish
                           Senior Vice President and General Counsel




Date:  May 15, 1995        By:        /s/ C. Robert Campbell
                            C. Robert Campbell
                            Executive Vice President and
                            Chief Financial Officer