Form 10-Q
period 1995-06-30
FLAGSTAR CORP
filed 1995-08-25
CIK 807862

                   This is an electronic confirming copy.

                                               Sequential Page 1 of  16



                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 1995, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________ to
    _____________

Commission file number      1-9364



                          FLAGSTAR CORPORATION
         (Exact name of registrant as specified in its charter)


                     Delaware                             13-3487402
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

Yes [X]    No [ ]

As of August 10, 1995, 440 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding, all of which are owned by the registrant's parent, Flagstar Companies, Inc.

                                                    FORM 10-Q



                     PART I  - FINANCIAL INFORMATION


Item 1.  Financial Statements

Flagstar Corporation
Statements of Consolidated Operations
For the Three Months and Six Months Ended June 30, 1995 and 1994
(Unaudited)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                   1995       1994           1995        1994
                                                                 (In thousands)
Operating Revenues.....................           $681,464    $679,563    $1,317,927   $1,305,836
Operating Expenses:
  Product costs........................            238,514     234,770       456,760      452,377
  Payroll & benefits...................            238,889     241,419       467,698      468,737
  Depreciation & amortization expense..             33,748      31,767        66,998       63,480
  Utilities expense....................             23,708      24,003        46,969       48,441
  Other................................             96,471     102,168       192,029      188,612
                                                   631,330     634,127     1,230,454    1,221,647
Operating Income.......................             50,134      45,436        87,473       84,189
 Other Charges:
  Interest and debt expense - net......             60,030      58,563       122,502      115,678
  Other non-operating expenses - net...                 61         442           406          697
                                                    60,091      59,005       122,908      116,375

Loss From Continuing Operations
  Before Income Taxes..................             (9,957)    (13,569)      (35,435)     (32,186)
Provision For(Benefit From) Income
  Taxes................................                (76)      2,857           396          446
Loss From Continuing Operations........             (9,881)    (16,426)      (35,831)     (32,632)
Gain on Sale of Discontinued Operation,
  Net of Income Taxes of $7,056........                ---     383,944           ---      383,944
Loss From Discontinued
  Operations, Net of Income Tax
  Provision (Benefit) of $(6);
  $3,302; $354; and $771...............             (7,220)     (9,439)      (15,877)     (19,858)

Income(Loss) From Discontinued
  Operations, Net......................             (7,220)    374,505       (15,877)     364,086
Extraordinary Item, Net of Income Tax
  Benefit of $1,111....................                ---     (10,822)          ---      (10,822)
Net Income (Loss)......................            (17,101)    347,257       (51,708)     320,632





                                                                     FORM 10-Q

Flagstar Corporation
Consolidated Balance Sheets
June 30, 1995 and December 31, 1994
(Unaudited)



                                                          June 30,       December 31,
                                                            1995             1994
                                                                (In thousands)
Assets
Current Assets:
   Cash and cash equivalents..............             $   23,193        $   66,720
   Receivables, less allowance for doubtful
     accounts of:
      1995 - $4,081; 1994 - $4,561.........                28,078            37,392

   Merchandise and supply inventories.......               71,389            62,293
   Net assets held for sale.................               73,651            77,320
   Other....................................               15,787            14,344
                                                          212,098           258,069


Property:
   Property owned (at cost):
      Land...................................             273,492           273,085
      Buildings and improvements.............             847,617           813,305
      Other property and equipment...........             479,548           462,421
   Total property owned.....................            1,600,657         1,548,811
   Less accumulated depreciation.............             534,627           477,176
   Property owned - net......................           1,066,030         1,071,635
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases..................................             194,927           194,348
   Less accumulated amortization.............              78,049            69,958
   Property held under capital leases - net..             116,878           124,390
                                                        1,182,908         1,196,025

Other Assets:
   Intangible assets - net...................              23,281            25,009
   Deferred financing costs - net............              68,697            71,955
   Other.....................................              37,740            37,574
                                                          129,718           134,538

                                Total Assets           $1,524,724        $1,588,632


                                                                  FORM 10-Q
Flagstar Corporation
Consolidated Balance Sheets
June 30, 1995 and December 31, 1994
(Unaudited)



                                                          June 30,     December 31,
                                                            1995            1994
                                                               (In thousands)
Liabilities
Current Liabilities:
   Short-term borrowings............................... $   33,000   $       ---
   Current maturities of long-term debt................     31,868        31,408
   Accounts payable....................................     85,366       102,464
   Accrued salaries and vacations......................     59,359        56,159
   Accrued insurance...................................     46,615        45,165
   Accrued taxes.......................................     21,199        21,795
   Accrued interest ...................................     44,362        47,568
   Other...............................................     66,044        81,757
                                                           387,813       386,316
Long-Term Liabilities:
   Debt, less current maturities.......................  2,053,579     2,067,648
   Deferred income taxes...............................     20,992        21,679
   Liability for self-insured claims...................     57,869        58,128
   Other non-current liabilities and deferred credits..    112,183       110,864
                                                         2,244,623     2,258,319

   Note Payable to FCI                                     150,000       150,000

                           Total Liabilities             2,782,436     2,794,635

Stockholder's Deficit                                   (1,257,712)   (1,206,003)

       Total Liabilities & Stockholder's Deficit        $1,524,724    $1,588,632


                                                          FORM 10-Q



Flagstar Corporation
Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1995 and 1994
(Unaudited)


                                                     Six Months Ended
                                                          June 30,
                                                     1995        1994
                                                      (In thousands)
Cash Flows From Operating Activities:
Net income(loss)                                $ (51,708)    $ 320,632
Adjustments to reconcile net income(loss)
  to cash flows from operating
  activities:
  Depreciation and amortization
    of property                                    63,747        60,114
  Amortization of
    intangible assets                               3,251         3,364
  Amortization of deferred
    financing costs                                 3,258         3,448
  Deferred income tax benefit                        (687)         (228)
  Extraordinary items, net                            ---        10,822
  Gain on sale of discontinued operation, net         ---      (383,944)
  Loss from discontinued operations, net           15,877        19,858
  Other                                            (8,548)        3,949
 Decrease (increase) in assets:
    Receivables                                    11,461        (6,915)
    Inventories                                    (9,096)       (2,401)
    Other current assets                           (1,442)         (505)
    Other assets                                     (926)       (8,255)
Increase (decrease) in
    liabilities:
    Accounts payable                              (16,847)         (215)
    Accrued salary and vacations                    3,199         5,665
    Accrued taxes                                   3,034         4,430
    Other accrued liabilities                     (16,856)      (35,642)
    Other non-current liabilities
      and deferred credits                         (1,912)       (6,577)
Total adjustments                                  47,513      (333,032)
Net cash flows used in operating
 activities                                        (4,195)      (12,400)

Cash Flows From (Used In) Investing Activities:
  Purchases of property                           (52,382)      (45,024)
  Proceeds from disposition of
    property                                       10,854         8,956
  Proceeds from sale of discontinued operation        ---       450,000
  Receipts from (advances to)discontinued
    operations                                    (12,826)        1,904
  Other long-term assets, net                      (1,207)          818
Net cash flows from (used in)
  investing activities                            (55,561)      416,654


                                                                  FORM 10-Q



Flagstar Corporation
Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1995 and 1994
(Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                    1995        1994
                                                     (In thousands)
Cash Flows From (Used in) Financing Activities:
  Net short-term borrowings(repayments)
   under credit agreement                        $  33,000   $ (93,000)
  Deferred financing costs                             ---          (8)
  Long-term debt payments                          (16,768)   (186,845)
  Other                                                 (3)         (2)
Net cash flows from (used in)
  financing activities                              16,229    (279,855)

Increase(Decrease) in cash and
  cash equivalents                                 (43,527)    124,399
Cash and Cash Equivalents at:
  Beginning of period                               66,720      24,174
  End of period                                  $  23,193   $ 148,573
Supplemental Cash Flow Information:
  Income taxes paid                              $     664   $   2,307
  Interest paid                                  $ 134,730   $ 133,413
  Non-cash financing activities:
    Capital lease obligations                    $   3,545   $  10,194


                                              FORM 10-Q
 FLAGSTAR CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 1995
 (Unaudited)


 Note 1.  Introduction.

         Flagstar Corporation ("Flagstar" or the "Company") is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc. and Spartan Holdings, Inc. (and their respective subsidiaries) operates four restaurant chains.

 Note 2.  Interim Period Presentation.

         The Statements of Consolidated Operations of Flagstar and its subsidiaries for the three months and six months ended June 30, 1995 and 1994, respectively, include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature.

 Note 3.  Divestiture of Canteen Holdings, Inc.

         During the second quarter of 1994, the Company sold its food and vending subsidiary for approximately $450.0 million and adopted a plan to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The accompanying Consolidated Balance Sheets and Statements of Consolidated Operations and Cash Flows reflect such businesses as discontinued operations. On July 17, 1995, the Company announced that it had entered into an agreement to sell TW Recreational Services, Inc. ("TWRS"), which operates its recreation services business, for $110.0 million, subject to certain adjustments.
 Such transaction is subject to National Park Service approval and is expected to be completed during the fourth quarter of 1995. The Company is also continuing in its efforts to sell Volume Services, Inc. ("Volume"), which operates its concession services business. Although the major league baseball strike ended during April 1995, continuing uncertainty regarding labor issues in baseball has delayed the sale of Volume beyond the time originally anticipated.

         The Company has allocated to the discontinued segment a pro-rata portion of its interest and debt expense related to its acquisition debt based on the ratio of net assets of its discontinued operations to its total consolidated net assets as of the 1989 acquisition date. Interest and debt expense included in discontinued operations was $4.9 million and $14.7 million for the three months ended June 30, 1995 and 1994, respectively, and $9.5 million and $29.1 million for the six months ended June 30, 1995 and 1994, respectively.

 Note 4.  Divestiture of Proficient Food Company

         On July 10, 1995, the Company announced that it had entered into an agreement to sell Proficient Food Company ("PFC"), a food products and supplies distribution subsidiary, for approximately $130.0 million, subject to certain adjustments. Upon closing, which is expected to occur at the end of the third quarter of 1995, the restaurant subsidiaries of the Company will enter into separate, long-term distribution agreements with PFC.

                                                 FORM 10-Q


 Note 5.  Per Share Data

         As described in Note 1, Flagstar is a wholly-owned subsidiary of FCI. Accordingly, per share data is not meaningful and has been omitted for all periods.

                                                    FORM 10-Q



 Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations


         The following discussion is intended to highlight significant changes in financial position as of June 30, 1995 and the results of operations for the three months and six months ended June 30, 1995 as compared to the corresponding 1994 periods.

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


 Results of Operations

 Three Months Ended June 30, 1995 Compared to Three Months Ended June 30,
 1994

         Operating revenues from continuing operations for the second quarter of 1995 increased by approximately $1.9 million (0.3%) as compared with the same period in 1994. Denny's revenues increased by $6.7 million (1.7%) despite a 29-unit net decrease in the number of Company-operated restaurants. Such decrease is largely due to the sale of restaurants to franchisees. Comparable store sales at Denny's increased by 2.5% during the 1995 quarter over the corresponding 1994 period and reflect an increase in average check of 5.3% which was partially offset by a decrease in traffic of 2.7%. During the 1995 quarter, Denny's completed remodels on 44 Company-owned restaurants. Hardee's revenues decreased 3.5% to $175.1 million during the 1995 quarter from $181.5 million in the corresponding quarter of 1994 despite a 16-unit net increase in the number of restaurants operated at June 30, 1995 as compared to June 30, 1994. Hardee's comparable store sales decreased by 7.0% during the 1995 quarter as compared with the 1994 quarter reflecting an 8.9% decrease in traffic offset, in part, by a 2.1% increase in average check. Aggressive discounting and promotions by competitors continued within the quick-service segment and more than offset the net increase in the number of Hardee's restaurants operated by the Company. During the 1995 quarter, the Company completed remodels on 17 of its Hardee's units. Quincy's revenues increased 5.2% to $76.1 million during the second quarter of 1995 from $72.4 million during the comparable quarter of 1994 principally as a result of a 6.2% increase in comparable store sales. Such increase included increases in traffic of 5.6% and in average check of 0.5%. Quincy's revenue gains reflect the favorable impact of remodeled restaurants which was offset, in part, by a 7-unit net decrease in the number of restaurants operated at June 30, 1995 in comparison to June 30, 1994. During the 1995 quarter, the Company completed remodels on 19 of its Quincy's restaurants. El Pollo Loco revenues decreased by $2.2 million (6.4%) to $32.6 million during the second quarter of 1995 from $34.9 million during the corresponding quarter of 1994 primarily due to a 22-unit decline in the number of Company-owned restaurants at June 30, 1995 as compared to June
 30, 1994.  Such decline in the number of Company-operated restaurants is

                                                 FORM 10-Q


 due to the sale of restaurants to franchisees during 1994 and 1995. Comparable store sales for El Pollo Loco increased by 0.2% during the second quarter of 1995 over the corresponding 1994 quarter and reflect an increase in average check of 5.2% which was offset, in part, by a decrease in traffic of 4.7%. During the 1995 quarter, the Company completed remodels on 23 of its El Pollo Loco restaurants.

         The Company's operating expenses from continuing operations decreased by $2.8 million (0.4%) in the second quarter of 1995 as compared with the same period of 1994. Such decrease reflects a $6.1 million decrease in operating expenses attributable to Denny's. Denny's operating expenses were reduced by gains on the sale of restaurants to franchisees of $6.0 million during the second quarter of 1995 as compared with $0.5 million during the comparable 1994 quarter. Additional decreases in operating expenses at Denny's are comprised primarily of decreases of $4.2 million in payroll and benefits expense, $2.9 million in product cost at the restaurant operating subsidiary, $1.3 million in repairs and maintenance expense, and $1.6 million in occupancy expenses. These decreases resulted principally from the decrease in the number of Company-operated restaurants. Such decreases were offset, in part, by an increase in product costs of $9.7 million at Denny's processing and distribution subsidiaries which resulted from increased revenues. At Hardee's, operating expenses increased by $0.3 million during the second quarter of 1995 over the corresponding 1994 period reflecting a decrease in product costs of $3.3 million due to decreased sales during the 1995 quarter which was more than offset by increases of $1.2 million in payroll and benefits expense, $1.1 million in overhead, $0.4 million in worker's compensation, and $0.5 million in promotions expenses. Quincy's operating expenses increased by $4.0 million during the 1995 quarter over the corresponding period of 1994 primarily due to increases of $1.6 million in payroll and benefits expense, $0.9 million in product costs, $0.4 million in advertising expense, and $0.3 million in depreciation and amortization. Operating expenses at El Pollo Loco decreased by $3.4 million due primarily to the 22-unit decrease in the number of Company-operated restaurants at June 30, 1995 as compared with June 30, 1994 as a result of the sale of restaurants to franchisees. El Pollo Loco's operating expenses included gains on the sale of restaurants to franchisees of $0.8 million and $0.1 million during the second quarters of 1995 and 1994, respectively.
 Corporate and other expenses increased by $2.5 million due primarily to increased expenses of $1.4 million recorded at the corporate level related to the Denny's consent decree with the U. S. Department of Justice and non-recurring charges of $1.1 million related to various management recruiting, training, and information services initiatives.

         Total interest and debt expense from continuing and discontinued operations decreased by $8.4 million in the second quarter of 1995 as compared with the corresponding quarter of 1994 principally as a result of a reduction in interest expense following the payment during June 1994 of the principal amount ($170.2 million) outstanding under the term facility of the Company's Restated Credit Agreement and certain other indebtedness following the sale of the Company's food and vending subsidiary, and an increase in interest income.

                                                 FORM 10-Q




 Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

         Operating revenues from continuing operations for the first six months of 1995 increased by approximately $12.1 million (0.9%) as compared with the same period in 1994. Denny's revenue increased by $14.7 million (1.9%) during the first six months of 1995 as compared with the same 1994 period. Comparable store sales at Denny's increased by 3.1% during the first six month period of 1995 as compared with the first six months of 1994, reflecting increases in traffic of 2.7% and average check of 0.5%, while the number of Company-owned units declined. During the first six months of 1995, the Company completed remodels on 86 Company-owned Denny's restaurants. Hardee's revenues decreased by 2.8% to $333.2 million from $342.6 million from the corresponding period of 1994 despite a 16-unit net increase in the number of restaurants operated at June 30, 1995 as compared to June 30, 1994.
 Hardee's comparable store sales decreased by 6.8% during the first six months of 1995 as compared with the 1994 period reflecting an 1.0% increase in average check which was more than offset by a 7.7% decrease in traffic. Hardee's traffic has been significantly affected by aggressive discounting by its quick-service segment competitors. During the first six months of 1995, the Company has remodeled 57 of its Hardee's units. Quincy's revenues increased by $8.7 million (6.2%) during the first six months of 1995 as compared with the first six months of 1994, primarily due to a 7.2% increase in comparable store sales and despite a 7-unit decrease in the number of units. The increase in comparable store sales resulted from a 7.8% increase in traffic which was offset, in part, by a 0.5% decrease in average check. During the first six months of 1995, the Company completed remodels on 35 of its Quincy's units. Revenues at El Pollo Loco decreased by $1.9 million (2.8%) to $64.2 million during the first six months of 1995 from $66.0 million during the corresponding period of 1994. Such decrease is attributable to a 22-unit net decrease in the number of Company-operated restaurants following the sale of units to franchisees. Comparable store sales at Company-operated El Pollo Loco units increased by 3.0% reflecting an increase in average check of 3.2% which was partially offset by a 0.2% decrease in traffic. During the first six months of 1995, the Company completed remodels on 39 of its El Pollo Loco units.

         Operating expenses from continuing operations increased by $8.8 million (0.7%) in the first six months of 1995 as compared with the same period of 1994. Operating expenses at Denny's decreased by $5.6 million principally due to decreases in payroll and benefits expense of $8.6 million, product costs at the restaurant operating subsidiary of $8.1 million, repairs and maintenance of $1.8 million, and occupancy of $1.5 million. Denny's operating expenses were also reduced by gains on the sale of restaurants to franchisees of $8.5 million during the first six months of 1995 as compared with $3.9 million during the 1994 period. Such decreases were offset, in part, by increases in product cost of $14.1 million at Denny's processing and distribution subsidiaries which resulted

                                                 FORM 10-Q


 from increased revenues. At Hardee's, an increase in operating expenses of $5.9 million is mainly attributable to increased expenses for payroll and benefits of $3.7 million, other expense of $2.7 million, overhead expense of $2.3 million, and occupancy expense of $1.5 million. Such increases were offset, in part, by a $4.5 million decrease in product costs associated with decreased revenues in the 1995 period. An increase in operating expenses of $9.8 million at Quincy's is principally attributable to increases in payroll and benefits expense of $3.5 million, product costs of $2.6 million associated with an increase in revenues during the first six months of 1994, advertising expense of $1.8 million, and occupancy expense of $1.4 million. Operating expenses at El Pollo Loco decreased by $4.1 million during the first six months of 1995 as compared with the same period of 1994 due primarily to a 22-unit decrease in the number of Company-operated restaurants at June 30, 1995 as compared with June 30,
 1994 following the sale of restaurants to franchisees. El Pollo Loco's operating expenses during the first six months of 1995 included gains on the sale of restaurants of $1.7 million as compared with $0.1 million during the corresponding period of 1994. Corporate and other expenses increased by $3.0 million during the first six months of 1995 as compared with 1994 due primarily to increased expenses of $2.8 million recorded at corporate level related to the Denny's consent decree with the U. S. Department of Justice and non-recurring charges of $0.8 million related to various management recruiting, training, and information services initiatives.

         Total interest and debt expense from continuing and discontinued operations decreased by $12.7 million during the first six months of 1995 as compared with the first six months of 1994 principally as a result of a reduction in interest expense following the payment during June 1994 of the principal amount ($170.2 million) outstanding under the term facility of the Company's Restated Credit Agreement and certain other indebtedness following the sale of the Company's food and vending subsidiary, and an increase in interest income, offset by an increase in expense related to interest rate exchange agreements.

                                                     FORM 10-Q


 Liquidity And Capital Resources

         At June 30, 1995 and December 31, 1994, the company had working capital deficits of $175.7 million and $128.3 million, respectively. The increase in the deficit between December 31, 1994 and June 30, 1995 is attributable primarily to a reduction in cash and cash equivalents which has been used to finance the Company's restaurant remodeling programs. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

         The Company is currently evaluating its options regarding the potential use of $130.0 million in gross proceeds from the pending sale of its food distribution subsidiary, Proficient Food Company, and $110.0 million in gross proceeds from the pending sale of its recreation services subsidiary, TW Recreational Services, Inc. Such options include the repayment of short-term borrowings or long-term debt and financing the Company's restaurant remodeling and capital expenditure programs.

                                                      FORM 10-Q



                  PART II - OTHER INFORMATION


 Item 1.      Legal Proceedings.

         Not applicable.

  Item 2.          Changes in Securities.

         Not applicable.

 Item 3.      Defaults upon Senior Securities.

         Not applicable.

 Item 4. Submission of Matters to a Vote of Security Holders. As of May 2, 1995, Flagstar, by action of FCI as its sole shareholder, reelected its Board of Directors as previously reported to the Commission

                                                 FORM 10-Q


 Item 5.      Other Information.

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


                                            FLAGSTAR CORPORATION


 Date:   August 14, 1995          By:        /s/ Rhonda J. Parish

                                   Rhonda J. Parish
                                   Senior Vice President and
                                   General Counsel


 Date:   August 14, 1995          By:        /s/ C. Robert  Campbell
                                   C. Robert Campbell
                                   Executive Vice President and
                                   Chief Financial Officer