Form 10-Q
period 1995-09-30
FLAGSTAR CORP
filed 1995-11-14
CIK 807862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995, or

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

Yes [X]    No [ ]

As of November 14, 1995 440 shares of the registrant's
Common Stock, par value $0.01 per share, were outstanding, all of which are owned by the registrant's parent, Flagstar
Companies, Inc.

                                                                      FORM 10-Q


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Flagstar Corporation
Statements of Consolidated Operations
For the Three Months and Nine Months Ended September 30, 1995 and 1994
(Unaudited)






                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30                        September 30
                                                                      1995           1994                1995            1994
                                                                                         (In thousands)

                                                                             `
Operating Revenues............................................      $676,899         $700,589        $1,994,826       $2,006,425
Operating Expenses:
  Product costs...............................................       229,446          239,479           686,206          691,856
  Payroll & benefits..........................................       229,368          238,075           696,940          706,812
  Depreciation & amortization expense.........................        32,802           32,866            99,800           96,346
  Utilities expense...........................................        27,361           27,370            73,771           75,811
  Other.......................................................       101,634          100,684           294,349          289,296
                                                                     620,611          638,474         1,851,066        1,860,121

Operating Income..............................................        56,288           62,115           143,760          146,304
Other Charges:
  Interest and debt expense...................................        62,098           62,797           184,600          178,475
  Other non-operating expenses - net..........................           508              725               914            1,422
                                                                      62,606           63,522           185,514          179,897

Income(Loss) From Continuing Operations
  Before Income Taxes.........................................        (6,318)          (1,407)          (41,754)         (33,593)
Provision For(Benefit From) Income Taxes......................             5           (2,109)              400           (1,663)
Income(Loss)From Continuing Operations........................        (6,323)             702           (42,154)         (31,930)
Gain on Sale of Discontinued Operation,
  Net of Income Taxes of $7,056...............................           ---              ---               ---          383,944
Income(Loss) From Discontinued
  Operations..................................................        16,625           17,614               517           (1,473)
Provision For (Benefit From) Income
  Taxes On Discontinued Operations............................            91           (1,655)             (140)            (884)
Income From Discontinued
  Operations, Net.............................................        16,534           19,269               657          383,355

Extraordinary Item, Net of Income Tax
 Provision (Benefit) of $25 for the
  three months of 1995 and $25 and
  ($1,111) for the nine months of
  1995 and 1994, respectively.................................           466              ---               466          (10,822)
Net Income (Loss).............................................       $10,677          $19,971          $(41,031)        $340,603




                                                                      FORM 10-Q


Flagstar Corporation
Consolidated Balance Sheets
September 30, 1995 and December 31, 1994
(Unaudited)




                                                                                         September 30,       December 31,
                                                                                           1995                  1994
                                                                                                     (In thousands)
Assets
Current Assets:
   Cash and cash equivalents...........................................                 $   86,625            $   66,720
   Receivables, less allowance for doubtful
     accounts of:
      1995 - $3,843; 1994 - $4,561.....................................                     22,711                37,392
   Merchandise and supply inventories..................................                     37,693                62,293
   Net assets held for sale............................................                     71,029                77,320
   Other...............................................................                     23,406                14,344
                                                                                           241,464               258,069


Property:
   Property owned (at cost):
      Land.............................................................                    265,094               273,085
      Buildings and improvements.......................................                    837,800               813,305
      Other property and equipment.....................................                    484,946               462,421
   Total property owned................................................                  1,587,840             1,548,811
   Less accumulated depreciation.......................................                    547,692               477,176
   Property owned - net................................................                  1,040,148             1,071,635
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases............................................................                    180,860               194,348
   Less accumulated amortization.......................................                     76,537                69,958
   Property held under capital leases - net............................                    104,323               124,390
                                                                                         1,144,471             1,196,025
Other Assets:
   Other intangible assets - net.......................................                     22,208                25,009
   Deferred financing costs............................................                     66,159                71,955
   Other...............................................................                     38,890                37,574

                                                                                           127,257               134,538

            Total Assets                                                                $1,513,192            $1,588,632


                                                                      FORM 10-Q


Flagstar Corporation
Consolidated Balance Sheets
September 30, 1995 and December 31, 1994
(Unaudited)





                                                                                       September 30,          December 31,
                                                                                           1995                   1994
                                                                                                (In thousands)
Liabilities
Current Liabilities:
   Current maturities of long-term debt................................                $   29,545          $     31,408
   Accounts payable....................................................                    62,418               102,464
   Accrued salaries and vacations......................................                    51,934                56,159
   Accrued insurance...................................................                    49,375                45,165
   Accrued taxes.......................................................                    22,799                21,795
   Accrued interest....................................................                    68,468                47,568
   Other...............................................................                    57,435                81,757
                                                                                          341,974               386,316
Long-Term Liabilities:
   Debt, less current maturities.......................................                 2,012,193             2,067,648
   Deferred income taxes...............................................                    20,577                21,679
   Liability for self-insured claims...................................                    51,185                58,128
   Other non-current liabilities and
     deferred credits..................................................                   184,297               110,864
                                                                                        2,268,252             2,258,319
   Note Payable to FCI.................................................                   150,000               150,000

                  Total Liabilities                                                     2,760,226             2,794,635

Stockholder's Deficit                                                                  (1,247,034)           (1,206,003)

                  Total Liabilities & Stockholder's Deficit                            $1,513,192           $ 1,588,632


                                                                      FORM 10-Q


Flagstar Corporation
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1995 and 1994
(Unaudited)




                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           1995                   1994
                                                                                                 (In thousands)
Cash Flows From Operating Activities:
    Net income(loss)                                                                    $ (41,031)            $ 340,603
Adjustments to reconcile net income(loss)
  to cash flows from operating
  activities:
  Depreciation and amortization
    of property                                                                            94,940                91,285
  Amortization of other
    intangible assets                                                                       4,860                 5,061
  Amortization of deferred
    financing costs                                                                         4,844                 4,935
  Deferred income tax benefit                                                              (1,102)               (1,354)
  Extraordinary items, net                                                                   (466)               10,822
  Gain on sale of discontinued operation, net                                                 ---              (383,944)
  Equity in (income) loss from discontinued
    operations, net                                                                          (657)                  589
  Other                                                                                   (19,198)                9,808
 Decrease (increase) in assets (net of accounts relating to sold subsidiary):
    Receivables                                                                             1,137                   444
    Inventories                                                                            (6,382)               (3,246)
    Other current assets                                                                   (9,736)              (14,395)
    Other assets                                                                           (2,585)                 (450)
  Increase (decrease) in
    liabilities (net of accounts relating to
    sold subsidiary):
    Accounts payable                                                                      (26,975)              (10,354)
    Accrued salary and vacations                                                           (2,198)                9,692
    Accrued taxes                                                                          11,162                 3,993
    Other accrued liabilities                                                               7,972               (28,218)
    Other non-current liabilities
      and deferred credits                                                                (12,430)               (5,568)
Total adjustments                                                                          43,186              (310,900)
Net cash flows from operating activities                                                    2,155                29,703

Cash Flows From (Used In) Investing Activities:
  Purchases of property                                                                   (78,464)              (83,499)
  Proceeds from disposition of
    property                                                                               24,142                10,817
  Proceeds from sale of distribution subsidiary                                           122,500                   ---
  Proceeds from sale of discontinued operation                                                ---               450,000
  Receipts from discontinued operations                                                     6,948                 1,139
  Other long-term assets, net                                                              (1,664)               (2,280)
Net cash flows from
  investing activities                                                                     73,462               376,177

                                                                      FORM 10-Q



Flagstar Corporation
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1995 and 1994
(Unaudited)




                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                              1995              1994
                                                                                                  (In thousands)

Cash Flows From (Used in) Financing Activities:
  Net short-term borrowings(repayments)
   under credit agreement                                                               $     ---             $ (93,000)

  Deferred financing costs                                                                    ---                   (20)
  Long-term debt payments                                                                 (55,712)             (193,789)
Net cash flows used in financing activities                                               (55,712)             (286,809)

Increase in cash and
  cash equivalents                                                                         19,905               119,071
Cash and Cash Equivalents at:
  Beginning of period                                                                      66,720                24,174
  End of period                                                                         $  86,625             $ 143,245
Supplemental Cash Flow Information:
  Income taxes paid                                                                     $   1,710             $   4,340
  Interest paid                                                                         $ 162,083             $ 170,406
  Non-cash financing activities:
    Capital lease obligations                                                           $   4,211              $ 14,856


                                                                      FORM 10-Q

FLAGSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)


Note 1.  Introduction.

         Flagstar Corporation ("Flagstar" or the
"Company") is a wholly-owned subsidiary of Flagstar Company, Inc. ("FCI"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc. and Spartan Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains.

Note 2.  Interim Period Presentation.

         The Statements of Consolidated Operations of Flagstar and its subsidiaries for the three months and nine months ended September 30, 1995 and 1994, respectively, include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature.

Note 3.  Divestiture of Canteen Holdings, Inc.

         During the second quarter of 1994, the Company sold its food and vending subsidiary for approximately $450.0 million and adopted a plan to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The accompanying Consolidated Balance Sheets and Statements of Consolidated Operations and Cash Flows reflect such businesses as discontinued operations. During July, 1995, the Company announced that it had entered into an agreement to sell TW Recreational Services, Inc. ("TWRS") which operates its recreation services business, for $110.0 million, subject to certain adjustments. Such transaction is subject to National Park Service approval and is expected to be completed during the fourth quarter of 1995. The Company also is continuing in its efforts to sell Volume Services, Inc. ("Volume"), which operates its concession services business. Although the major league baseball strike ended during April 1995, continuing uncertainty regarding labor issues in baseball has delayed the sale of Volume beyond the time originally anticipated.

         The Company has allocated to the discontinued segment a pro-rata portion of its interest expense. Such pro-rata portion was of $4.5 million for the quarters ended September 30, 1995 and 1994, respectively, and $13.6 million and $29.2 million for the nine months ended September 30, 1995 and 1994, respectively.

Note 4.  Divestitures

         During September 1995, the Company sold its distribution subsidiary, Proficient Food Company, for approximately $130.0 million including receipt of cash of approximately $122.5 million. This transaction resulted in a deferred gain of approximately $70.0 million which will be recognized as income over the term of certain distribution agreements entered into with the buyer.

         During the third quarter of 1995, the Company entered into discussions with the management of Quincy's regarding the potential sale of such concept.

Note 5.  Earnings (Loss) Per Common Share

     As described in Note 1, Flagstar is a wholly-owned subsidiary of FCI. Accordingly, per share data is not meaningful and has been omitted for all periods.

                                                                      FORM 10-Q



Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations


         The following discussion is intended to highlight significant changes in financial position as of September 30, 1995 and the results of operations for the three months and nine months ended September 30, 1995 as compared to the corresponding 1994 periods.

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


Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

         Operating revenues from continuing operations for the third quarter of 1995 decreased by approximately $23.7 million (3.4%) as compared with the same period in 1994. Denny's revenues (including revenues for its processing and distribution operations) decreased by $8.8 million (2.1%). Such decrease resulted from a 42-unit net decrease in the number of Company-operated restaurants as of September 30, 1995 as compared to September 30, 1994, largely due to the sale of Company-owned restaurants to franchisees, and the sale of Denny's distribution subsidiary during September 1995. Such decreases were mitigated by a 2.0% increase in comparable store sales during the 1995 quarter over the 1994 quarter. Denny's increase in average check of 4.8% was partially offset by a 2.7% decrease in traffic. During the 1995 quarter, Denny's completed remodels on 50 Company-owned restaurants. Hardee's revenues decreased by $16.0 million (8.7%) during the 1995 quarter as compared with the same period in 1994 due to a 10.6% decrease in comparable sales, reflecting continued aggressive discounting and promotions by quick-service competitors. Such decreases more than offset a 9-unit net increase in the number of restaurants over the prior year quarter. Hardee's experienced a 12.2% decrease in traffic which was partially offset by a 1.9% increase in average check. During the 1995 quarter, the Company completed remodels on 3 of its Hardee's units. Quincy's revenues increased by $3.5 million (4.8%) during the 1995 quarter as compared with the third quarter of 1994, despite an 8-unit net decrease in the number of restaurants at September 30, 1995 as compared with September 30, 1994. Comparable store sales increased 6.4% as a result of increases in average check of 4.7% and traffic of 1.6%. During the 1995 quarter, the Company completed remodels on 16 of its Quincy's units. Revenues decreased at El Pollo Loco to $32.4 million during the third quarter of 1995 from $34.8 million during the third quarter of 1994 as a result of a net decrease of 26 Company-owned restaurants at September 30, 1995 as compared with September 30, 1994. Such decrease in the number of units was due primarily to the sale of Company-owned restaurants to franchisees. El Pollo Loco's comparable store sales increased by 0.8% during the 1995 quarter as compared to the 1994 period and reflect an increase in average check of 0.9% which was partially offset by a decrease in traffic of 0.1%.
During the 1995 quarter, El Pollo Loco completed remodels on 6 Company-owned restaurants.

                                                                      FORM 10-Q


         Operating expenses from continuing operations decreased by $17.9 million (2.8%) in the third quarter of 1995 as compared with the same period of 1994. Such decrease reflects a $16.6 million decrease in operating expenses attributable to Denny's. Denny's operating expenses were reduced by gains on the sale of restaurants to franchisees of $10.3 million during the third quarter of 1995. Additional decreases in operating expenses at Denny's are comprised primarily of decreases of $5.8 million in product cost and $5.4 million in payroll and benefits expense. These decreases resulted primarily from the decrease in the number of Company-owned restaurants and were partially offset by incremental increases in other expense items, including an increase in advertising expense of $3.4 million. At Hardee's, operating expenses decreased by $3.3 million during the third quarter of 1995 over the corresponding 1994 period principally due to a decrease in product cost of $4.7 million as a result of decreased sales during the 1995 quarter. Quincy's operating expenses increased by $2.5 million during the 1995 quarter over the corresponding period of 1994 primarily due to increases in product costs of $1.8 million and payroll and benefits expenses of $1.0 million. Operating expenses at El Pollo Loco decreased by $3.3 million primarily due to a 26-unit decrease in the number of Company-owned restaurants at September 30, 1995 as compared with September 30, 1994 as a result of the sale of restaurants to franchisees. El Pollo Loco's operating expenses included gains on the sale of restaurants to franchisees of $1.4 million and $0.4 million during the third quarters of 1995 and 1994, respectively. Corporate and other expenses increased by $2.9 million due primarily to increased expenses of $1.0 million recorded at the corporate level related to the Denny's consent decree with the U. S. Department of Justice and charges of $2.3 million related to various management recruiting, training, and information services initiatives.

         Total interest and debt expense from continuing and discontinued operations decreased by $0.6 million in the third quarter of 1995 as compared with the corresponding quarter of 1994.

         The Company's concession and recreation services businesses, which are accounted for as discontinued operations, recorded operating revenues of $130.7 million during the third quarter of 1995, an increase of $0.6 million over the same period of 1994. Revenues related to the operation of major league baseball and National Football League stadium concessions were up $1.7 million during the third quarter of 1995 over the same period of 1994 due to an increase in the number of events. Operating income and depreciation and amortization expense related to the Company's discontinued operations were $20.9 million and $3.5 million, respectively, for the third quarter of 1995 as compared with $22.1 million and $3.5 million, respectively, during the comparable period of 1994.

         For the third quarter of 1995, the Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, which represents a gain on the repurchase of $24,975,000 principal amount of certain senior indebtedness, net of the charge-off of the related unamortized deferred financing costs.

                                                                      FORM 10-Q


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

         Operating revenues from continuing operations for the first nine months of 1995 decreased by approximately $11.6 million (0.6%) as compared with the same period in 1994. Denny's revenues increased by $5.9 million (0.5%) during the first nine months of 1995 as compared with the same 1994 period. Comparable store sales at Denny's increased by 2.8% during the first nine months of 1995 as compared with the same period of 1994, reflecting increases in average check of 2.0% and traffic of 0.8%, while the number of Company-owned units declined. During the first nine months of 1995, Denny's completed remodels of 136 Company-owned restaurants. Hardee's revenues decreased by 4.8% to $500.5 million from $526.0 million during the corresponding period of 1994 despite a 9-unit net increase in the number of restaurants operated at September 30, 1995 as compared to September 30, 1994. Hardee's comparable store sales decreased by 8.1% during the first nine months of 1995 as compared with the 1994 period reflecting a decrease in traffic of 9.3% which was mitigated by an increase in average check of 1.3%. Hardee's traffic continues to be significantly affected by aggressive discounting and promotions by quick-service competitors. During the first nine months of 1995, the Company had remodeled 60 of its Hardee's restaurants. Despite an 8-unit decrease in the number of restaurants at September 30, 1995 as compared to September 30, 1994, Quincy's revenues increased by $12.2 million (5.8%) during the first nine months of 1995 as compared with the first nine months of 1994, primarily due to a 7.1% increase in comparable store sales. The increase in comparable store sales resulted from increases of 5.8% in traffic and 1.2% in average check. During the first nine months of 1995, the Company completed remodels on 35 of its Quincy's units. Revenues at El Pollo Loco decreased by $4.2 million (4.2%) to $96.6 million during the first nine months of 1995 from $100.8 million during the corresponding 1994 period. Such decrease is attributable primarily to a 26-unit net decrease in the number of Company-operated restaurants following the sale of units to franchisees. Comparable store sales at Company-operated El Pollo Loco units increased by 2.1% reflecting an increase in average check of 2.3% which was partially offset by a 0.2% decrease in traffic. During the first nine months of 1995, El Pollo Loco completed remodels on 45 of its Company-owned units.

         The Company's operating expenses from continuing operations decreased by $9.1 million (0.5%) in the first nine months of 1995 as compared with the same period of 1994. Operating expenses at Denny's decreased $22.3 million principally due to decreases in payroll and benefits of $14.2 million and occupancy expense of $2.1 million. Denny's operating expenses were also reduced by gains on the sale of restaurants to franchisees of $18.9 million during the first nine months of 1995 as compared with $3.9 million during the 1994 period. Such decreases were offset, in part, by increases in advertising expense of $4.8 million and overhead expense of $4.8 million. At Hardee's, an increase in operating expenses of $2.6 million is mainly attributable to increased expenses for payroll and benefits of $3.2 million, overhead expense of $3.9 million in 1995 related to the restructuring of field management during 1994, other expenses of $2.7 million, and an increase of $1.3 million in workers' compensation charges. Such increases were offset, in part, by a $9.2 million decrease in product costs associated with decreased revenues in the 1995 period. An increase in operating expenses of $12.2 million at Quincy's is principally attributable to increases in payroll and benefits expense of $4.6 million, product costs of $4.4 million associated with an increase in revenues during the first nine months of 1995, advertising expense of $1.7 million, and repairs and maintenance expense of $0.6 million. Operating expense at El Pollo Loco decreased by $7.5 million during the first nine months of 1995 due primarily to a 26-unit decrease in the number of Company-operated restaurants at September 30, 1995 as compared with September 30, 1994 following the sale of

                                                                      FORM 10-Q


restaurants to franchisees. El Pollo Loco's operating expenses during the first nine months of 1995 included gains on the sale of restaurants of $3.1 million as compared with $0.5 million during the corresponding period of 1994. Corporate and other expenses increased by $5.9 million during the first nine months of 1995 as compared with 1994 due primarily to increased expenses of $3.2 million recorded at the corporate level related to the Denny's consent decree with the
U. S. Department of Justice and charges of $3.1 million related to various management recruiting, training, and information services initiatives.

         Total interest and debt expense from continuing and discontinued operations decreased by $13.4 million in the first nine months of 1995 as compared to the same period of 1994 principally as a result of a reduction in interest expense following the payment during June 1994 of the principal amount ($170.2 million) outstanding under the term facility of the Company's Restated Credit Agreement and certain other indebtedness following the sale of the Company's food and vending subsidiary, and an increase in interest income, partially offset by an increase in expense related to interest rate exchange agreements.

         The Company's concession and recreation services businesses, which are accounted for as discontinued operations, recorded operating revenues of $248.0 million during the first nine months of 1995, a decrease of $13.1 million from the $260.2 million recorded during the same period of 1994. Revenues related to the operation of major league baseball stadium concessions were down $12.9 million during the first nine months of 1995 as compared to the corresponding period of 1994 due to the average attendance at such games during 1995 being down approximately 31% from 1994. Operating income and depreciation and amortization expense were $14.9 million and $10.8 million, respectively, for the first nine months of 1995 as compared with $22.5 million and $10.6 million, respectively, during the comparable period of 1994.

         For the nine months ended September 30, 1995, the Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, which represents a gain on the repurchase of $24,975,000 principal amount of certain senior indebtedness, net of the charge off of the related unamortized deferred financing costs. For the first nine months ended September 30, 1994, the Company recognized an extraordinary loss totaling $10.8 million, net of income tax benefits of $1.1 million. The extraordinary loss represents the charge-off of unamortized deferred financing costs associated with the prepayment in June 1994 of senior bank debt.

Liquidity And Capital Resources

         At September 30, 1995 and December 31, 1994, the Company had working capital deficits of $100.5 million and $128.3 million, respectively. The decrease in the deficit between December 31, 1994 and September 30, 1995 is attributable primarily to an increase in cash and cash equivalents following the sale of the Company's food distribution subsidiary, Proficient Food Company ("PFC"), during September 1995. The sale price of $130.0 million included receipt of $122.5 million in cash by the Company. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low investment of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

                                                                      FORM 10-Q


         The Company is currently evaluating its options regarding the proceeds from the pending sale of its recreation services subsidiary, TW Recreational Services, Inc. Such options include the repayment of long-term debt and financing the Company's restaurant remodeling and capital expenditures. The Company is also in discussion with the management of Quincy's regarding the potential sale of such concept.

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

Item 6.                    Exhibits and Reports on Form 8-K.

         a.       The following are included as exhibits to this filing:  (1)
                  Exhibit 10, Ninth Amendment, waiver and consent, dated as of August 24, 1995, to the Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent and (2) Exhibit 27, Financial Data Schedule.

         b.       Not applicable.

                                                                      FORM 10-Q





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      FLAGSTAR COMPANIES, INC.

Date:  November 14, 1995                    By:         /s/ Rhonda J. Parish
                                                     Rhonda J. Parish
                                                     Senior Vice President and
                                                     General Counsel



Date:     November 14, 1995                 By:        /s/ C. Robert Campbell
                                                  C. Robert Campbell
                                                  Executive Vice President and
                                                  Chief Financial Officer