Form 10-Q
period 1996-06-30
FLAGSTAR CORP
filed 1996-08-14
CIK 807862

Form 10Q
                                                        Sequential Page 1 of 18


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

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

                                 (864) 597-8000
(Registrant's telephone number, including area code)


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

Yes [X]    No [ ]

As of August 7, 1996, 440 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding, all of which are owned by the Registrant's parent, Flagstar Companies, Inc.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Flagstar Corporation
Statements of Consolidated Operations
For the Three Months and Six Months Ended June 30, 1996 and 1995
(Unaudited)


                                                        Three Months Ended                Six Months Ended
                                                              June 30,                        June 30,
                                                        ---------------------        -------------------------
                                                        1996           1995           1996               1995
                                                        ----           ----           ----               ----

(In thousands)
Operating Revenue ...................................   $   626,570    $   681,464    $ 1,176,995    $ 1,317,927
                                                        -----------    -----------    -----------    -----------
Operating Expenses:
  Product costs .....................................       184,842        238,514        344,870        456,760
  Payroll & benefits ................................       235,605        238,763        450,136        467,572
  Depreciation & amortization expense ...............        30,006         33,748         59,052         66,998
  Utilities expense .................................        24,329         23,149         47,083         46,410
  Other .............................................       108,428         97,156        205,008        192,714
                                                        -----------    -----------    -----------    -----------
                                                            583,210        631,330      1,106,149      1,230,454
                                                        -----------    -----------    -----------    -----------
Operating Income ....................................        43,360         50,134         70,846         87,473
Other Charges:
  Interest and debt expense - net ...................        66,083         60,030        127,332        122,502
  Other non-operating expenses - net ................           172             61            156            406
                                                        -----------    -----------    -----------    -----------

Loss From Continuing Operations
  Before Income Taxes ...............................      (22,895)        (9,957)       (56,642)       (35,435)
Provision For (Benefit From) Income Taxes ...........       (1,914)           (76)        (4,804)           396
                                                        -----------    -----------    -----------    -----------
Loss From Continuing Operations .....................      (20,981)        (9,881)       (51,838)       (35,831)
Loss From Discontinued Operations - Net
  of Provision for (Benefit from) Income
  Taxes of $(6) and $354 ............................          --           (7,220)          --          (15,877)
                                                        -----------    -----------    -----------    -----------
Net Loss ............................................   $   (20,981)   $   (17,101)   $   (51,838)   $   (51,708)
                                                        ===========    ===========    ===========    ===========



Flagstar Corporation
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(Unaudited)



                                                                                           June 30,   December 31,
                                                                                             1996         1995

(In thousands)
Assets
Current Assets:
   Cash and cash equivalents .......................................................   $   68,182   $  196,966
   Receivables, less allowance for doubtful
     accounts of:
      1996 - $2,099; 1995 - $2,506 .................................................       24,115       29,855
   Merchandise and supply inventories ..............................................       37,064       32,445
   Other ...........................................................................       26,913       26,087
                                                                                       ----------   ----------
                                                                                          156,274      285,353
                                                                                       ----------   ----------


Property:
   Property owned (at cost):
      Land .........................................................................      264,049      255,393
      Buildings and improvements ...................................................      889,014      838,956
      Other property and equipment .................................................      519,377      484,684
                                                                                       ----------   ----------
   Total property owned ............................................................    1,672,440    1,579,033
   Less accumulated depreciation ...................................................      597,467      569,079
                                                                                       ----------   ----------
   Property owned - net ............................................................    1,074,973    1,009,954
                                                                                       ----------   ----------
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases ........................................................................      204,258      170,859
   Less accumulated amortization ...................................................       86,653       76,778
                                                                                       ----------   ----------
   Property held under capital leases - net ........................................      117,605       94,081
                                                                                       ----------   ----------
                                                                                        1,192,578    1,104,035
                                                                                       ----------   ----------
Other Assets:
   Excess of purchase price over net
     assets acquired - net .........................................................      220,503         --
   Other intangible assets - net ...................................................       30,132       22,380
   Deferred financing costs - net ..................................................       68,088       63,482
   Other ...........................................................................       43,383       38,578
                                                                                       ----------   ----------

                                                                                          362,106      124,440
                                                                                       ----------   ----------

            Total Assets ...........................................................   $1,710,958   $1,513,828
                                                                                       ==========   ==========




Flagstar Corporation
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(Unaudited)



                                                                                June 30,            December 31,
                                                                                 1996                   1995
(In thousands)

Liabilities
Current Liabilities:
   Current maturities of long-term debt.......................                  $  48,483            $   38,835
   Accounts payable...........................................                    121,676               125,467
   Accrued salaries and vacations.............................                     64,056                41,102
   Accrued insurance..........................................                     52,266                48,060
   Accrued taxes..............................................                     31,689                30,705
   Accrued interest and dividends.............................                     45,042                42,916
   Other......................................................                     79,636                80,445
                                                                              -----------          ------------
                                                                                  442,848               407,530
                                                                              -----------          ------------
Long-Term Liabilities:
   Debt, less current maturities..............................                  2,204,754             1,996,111
   Deferred income taxes......................................                     17,982                18,175
   Liability for self-insured claims..........................                     61,921                53,709
   Other non-current liabilities and
     deferred credits                                                             160,191               163,203
                                                                              -----------          ------------
                                                                                2,444,848             2,231,198
                                                                              -----------          ------------
   Note Payable to FCI                                                            150,000               150,000
                                                                              -----------          ------------
   Total Liabilities                                                            3,037,696             2,788,728
                                                                              -----------          ------------
Shareholder's Deficit                                                          (1,326,738)           (1,274,900)
                                                                              -----------          ------------

   Total Liabilities & Shareholder's Deficit                                  $ 1,710,958           $ 1,513,828
                                                                              ===========          ============


Flagstar Corporation
Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1996 and 1995
(Unaudited)



                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   1996                1995
(In thousands)

Cash Flows From (Used in) Operating Activities:
Net Loss                                                                        $ (51,838)             $(51,708)
                                                                                ---------             ----------
Adjustments to reconcile net loss
  to cash flows from (used in) operating
  activities:
  Depreciation and amortization
    of property                                                                    55,790                63,747
  Amortization of intangible
    assets                                                                          3,262                 3,251
  Amortization of deferred
    financing costs                                                                 3,804                 3,258
  Deferred income tax benefit                                                        (193)                 (687)
  Equity in loss of discontinued operations - net                                                        15,877
  Other                                                                            (8,414)               (8,548)
  Changes in assets and liabilities net of effect of acquisition:
    Decrease (increase) in assets:
    Receivables                                                                     9,911                11,461
    Inventories                                                                       600                (9,096)
    Other current assets                                                               20                (1,442)
    Other assets                                                                   (7,504)                 (926)
    Increase (decrease) in
    liabilities:
    Accounts payable                                                              (29,569)              (16,847)
    Accrued salary and vacations                                                    8,863                 3,199
    Accrued taxes                                                                  (7,758)                3,034
    Other accrued liabilities                                                      (6,899)              (16,856)
    Other non-current liabilities
      and deferred credits                                                         (1,236)               (1,912)
                                                                                 --------              --------
Total adjustments                                                                  20,677                47,513
                                                                                 ---------             --------
Net cash flows  used in  operating activities                                     (31,161)               (4,195)
                                                                                 --------              --------

Cash Flows From (Used In) Investing Activities:
  Purchases of property                                                            (9,658)              (52,382)
  Proceeds from disposition of
    property                                                                        7,367                10,854
  Advances to discontinued operations                                                                   (12,826)
  Acquisition of business, net of cash acquired                                  (127,961)
  Other long-term assets - net                                                        (50)               (1,207)
                                                                                 --------              --------
Net cash flows used in investing activities                                      (130,302)              (55,561)
                                                                                 ---------             ---------


Flagstar Corporation
Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1996 and 1995
(Unaudited)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  1996                   1995

(In thousands)

Cash Flows From (Used in) Financing Activities:
  Net borrowings under credit
  agreement                                                                   $    57,400            $   33,000
  Long-term debt payments                                                         (20,469)              (16,768)
  Deferred financing costs                                                         (4,252)
  Other                                                                                                      (3)
                                                                               ------------          ----------

Net cash flows from financing activities                                           32,679                16,229
                                                                               ------------          ----------

Decrease in cash and
  cash equivalents                                                               (128,784)              (43,527)
Cash and Cash Equivalents at:
  Beginning of period                                                             196,966                66,720
                                                                               ----------            ----------
  End of period                                                                $   68,182            $   23,193
                                                                               ==========            ==========
Supplemental Cash Flow Information:
  Income taxes paid                                                            $      699            $      664
                                                                               ==========            ==========
  Interest paid                                                                $  116,206            $  134,730
                                                                               ==========            ==========
  Non-cash financing activities:
    Capital lease obligations                                                  $    1,325            $    3,545
                                                                               ==========            ==========


FLAGSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)


Note 1.  Introduction.

         Flagstar Corporation ("Flagstar" or the "Company") is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), operates six restaurant chains.

Note 2.  Interim Period Presentation.

         The Statements of Consolidated Operations of Flagstar and its subsidiaries for the three months and six months ended June 30, 1996 and 1995, respectively, include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature.

Note 3.  Acquisition

         On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family dining segment. The acquisition price of $306.5 million (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. which owned the Coco's and Carrows chains) was financed with $125.0 million in cash ($75.0 million of which was provided from the Company's cash balances and the remaining $50.0 million pursuant to bank term loans), the issuance of $150.0 million in senior notes of FRD to the seller and the assumption of certain capital lease obligations of approximately $31.5 million. The purchase price is subject to adjustment and based on preliminary calculations such adjustment will result in the issuance of an additional $5.7 million in senior notes. An accrual for this amount is included in other non-current liabilities in the accompanying June 30, 1996 balance sheet. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities and results of operations of Coco's and Carrows are included in the Company's consolidated financial statements for the period subsequent to the acquisition.

         In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their respective fair values at the date of acquisition. Because the purchase price is subject to adjustment and the final allocation of the purchase price is dependent upon certain valuations and other studies not yet completed, the current allocation and resulting goodwill is preliminary in nature. Based on this preliminary valuation, the excess cost over the fair value of net assets acquired is $221,015,000 and is being amortized over a 40-year period on a straight line basis. The Company anticipates finalizing this allocation by the end of 1996, and does not anticipate the impact of the reallocation to be significant to the financial statements.

         The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition occurred as of January 1, 1995. These results include the amortization of excess of purchase price over net assets acquired over a 40-year life, a reduction of overhead expenses due to anticipated cost savings and efficiencies from combining the operations of the Company and FRI-M, an increase in interest expense as a result of the debt issued to finance the acquisition, and a reduction in income tax expense to reflect the fact that the Company's net operating losses will offset FRI-M's separate income tax provision(except for current foreign and state income taxes) when calculated on a consolidated basis.

                                                                                                   Six Months Ended
                                                                                                       June 30,

(In thousands)                                                                                    1996           1995
                                                                                             -----------    -----------

Revenue ..................................................................................   $ 1,371,459    $ 1,561,557
Loss from continuing operations ..........................................................       (49,774)       (33,767)
Net Loss .................................................................................       (49,774)       (49,644)


The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition taken place on January 1, 1995 or (ii) future results of operations of the combined businesses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion is intended to highlight significant changes in financial position as of June 30, 1996 and the results of operations for the three months and six months ended June 30, 1996 as compared to the corresponding 1995 periods.

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


Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995


General:

         Revenue from continuing operations for the second quarter of 1996 decreased by approximately $54.9 million (8.1%) as compared with the same period in 1995. Such decrease is attributable primarily to the September 1995 sale of Denny's distribution subsidiary, Proficient Food Company ("PFC"), fewer Company operated restaurants versus the prior year, and decreases in revenue at the Company's Hardee's and Quincy's restaurants, offset in part, by a revenue increase following the Company's purchase of the Coco's and Carrows restaurant chains during May 1996 as further described below. The sale of PFC resulted in a decline in second quarter revenue of $72.4 million. In addition, the Company had 85 fewer Company-owned restaurants at June 30, 1996 as compared to June 30, 1995 and revenue at the Company's Hardee's and Quincy's restaurants decreased by $15.2 million and $9.5 million, respectively, during the second quarter of 1996 as compared to the same period of 1995 due to weak sales results at these restaurants. The Company's revenue decrease was mitigated by revenue of $49.3 million from the purchased Coco's and Carrows units following the May 1996 acquisition. Comparable sales for Denny's and El Pollo Loco increased by 1.7% and 8.5%, respectively, during the second quarter of 1996 over the comparable 1995 period while Hardee's and Quincy's experienced decreases in comparable store sales of 7.0% and 10.9%, respectively.

         Operating expenses from continuing operations decreased by $48.1 million during the second quarter of 1996 as compared to the same period of 1995. Such decrease was primarily associated with the decrease in operating revenue described above. These results also reflect $6.3 million in gains from sales of restaurants to franchisees, compared to $6.9 million in the prior year quarter. Loss from continuing operations was $22.9 million during the second quarter of 1996 as compared with $10.0 million during the same period of 1995.

         The increase in other operating expense is primarily due to expenses related to Coco's and Carrows since their acquisition in May 1996 and increased advertising expenditures associated with Denny's National Grand Value Breakfast Menu Promotion and other new programs in 1996.


Denny's:
- --------
                                                                          Three Months Ended
                                                                              June 30,
                                                                                                Increase/
                                                                           1996       1995     (Decrease)
                                                                           ----       ----      --------
Revenue:
     Restaurants                                                          $316,698   $320,959   $ (4,261)
     Processing and Distribution                                               674     76,575    (75,901)
                                                                          --------   --------   --------
     Total                                                                 317,372    397,534    (80,162)
Operating Expenses                                                         282,878    365,090    (82,212)
                                                                          --------   --------   --------
Operating Income                                                          $ 34,494   $ 32,444   $  2,050
                                                                          ========   ========   ========


         Denny's revenue decreased by $80.2 million during the 1996 quarter as compared with the 1995 period. This decrease resulted primarily from the sale of Denny's distribution subsidiary, PFC, during September 1995. During the second quarter of 1995, Denny's revenue included $72.4 million of outside sales by PFC. In addition, during the second quarter of 1996 in comparison to the comparable 1995 period, outside revenue of Denny's food processing subsidiary, Portion-Trol Foods, Inc. decreased by $3.5 million. Revenues at Denny's restaurants decreased by $4.3 million due to a 44-unit net decrease in the number of Company-owned restaurants at June 30, 1996 in comparison to June 30, 1995 pursuant to the Company's strategy of focusing on its franchise operations and the sale of restaurants to franchisees, along with selected restaurant closures. Comparable store sales at Company-owned Denny's increased by 1.7% reflecting an increase in traffic of 2.3% which was partially offset by a decrease in average check of 0.6%. This increase is primarily attributable to Denny's new tiered Breakaway Value Menus, introduced earlier this year.

         Operating expenses for the second quarter of 1996 decreased by $82.2 million, as compared to the same period of 1995. $69.2 million of this decrease is attributable to the sale of PFC. The remaining decrease of $13.0 million is due primarily to the 44-unit net decrease in the number of Company-owned restaurants, decreased outside sales at Denny's food processing subsidiary and a reduction in depreciation and amortization expense during 1996 following a charge for impaired assets of approximately $23.9 million during the fourth quarter of 1995. Denny's operating expenses included gains on the sale of restaurants to franchisees of $6.1 million during the current year quarter as well as the prior year quarter.

Hardee's:
- --------
                                       Three Months Ended
                                            June 30,
                                                             Increase/
                                        1996       1995     (Decrease)
                                        ----       ----      --------

Revenue                                 $159,991   $175,144   $(15,153)
Operating Expenses                       151,765    159,641     (7,876)
                                        --------   --------   --------
Operating Income                        $  8,226   $ 15,503   $ (7,277)
                                        ========   ========   ========

         Hardee's revenue decreased by $15.2 million during the 1996 quarter as compared with the 1995 period principally due to continued aggressive promotions by competitors within the quick-service segment and a 20-unit net decrease in the number of restaurants operated at the 1996 quarter-end in comparison to the 1995 quarter-end. Comparable store sales decreased by 7.0% during the second quarter of 1996 as compared with the comparable period of 1995 and reflect declines in average check of 3.9% and in traffic of 3.2%.

         Operating expenses for the 1996 quarter as compared to the same period of 1995 decreased by $7.9 million principally due to lower comparable store sales during the 1996 quarter, the decrease in the number of restaurants operated during the 1996 quarter, and a reduction in depreciation and amortization expense during the 1996 quarter following a charge for impaired assets of approximately $23.7 million during the fourth quarter of 1995.

Quincy's:
- ---------
                                     Three Months Ended
                                         June 30,
                                                           Increase/
                                      1996      1995      (Decrease)
                                      -----     -----     ---------

Revenue                             $66,652   $76,148   $(9,496)
Operating Expenses                   64,809    69,917    (5,108)
                                    -------   -------   -------
Operating Income                    $ 1,843   $ 6,231   $(4,388)
                                    =======   =======   =======

         Reflecting continued competitive conditions in the family steak house segment, Quincy's revenue decreased by $9.5 million during the 1996 quarter from the comparable period of 1995. Comparable store sales decreased by 10.9% during the 1996 quarter as compared to 1995 reflecting decreases in traffic of 8.9% and in average check of 2.1%. In addition, the Company had a 5-unit net decrease in the number of restaurants at quarter-end 1996 as compared to quarter-end 1995.

         Operating expenses for the 1996 quarter as compared to the 1995 period decreased by $5.1 million principally due to the decrease in comparable store sales described above, including a $3.5 million decrease in product cost and $1.9 million decrease in payroll and benefits expense.

El Pollo Loco:
- --------------
                                            Three Months Ended
                                                 June 30,
                                                                   Increase/
                                              1996      1995      (Decrease)
                                              -----     -----      --------

Revenue                                       $33,279   $32,638   $   641
Operating Expenses                             28,970    29,118      (148)
                                              -------   -------   -------
Operating Income                              $ 4,309   $ 3,520   $   789
                                              =======   =======   =======

         Revenue at El Pollo Loco increased by $0.6 million during the 1996 quarter from the comparable 1995 quarter despite a 16-unit decrease in number of restaurants operated at June 30, 1996 as compared to June 30, 1995. The decrease in the number of restaurants operated by the Company is in furtherance of the Company's franchise strategy and has contributed to the 30-unit increase in the number of franchised restaurants operated at June 30, 1996 as compared to June 30, 1995. Comparable store sales for Company-owned restaurants increased by 8.5% during the 1996 quarter over the comparable 1995 period and reflects an increase in traffic of 15.0% which was partially offset by a 5.6% decrease in average check. The increase in traffic is primarily attributable to continued favorable customer responses to the Pollo Bowl promotion and Foster's Freeze rollout.

         Operating expenses for the 1996 quarter decreased by $0.1 million primarily due to the above-described 16-unit decrease in the number of Company-owned restaurants. The decrease in operating expenses was partially offset by a decrease in gains recognized on the sale of restaurants to franchisees during the 1996 period of $0.2 million from $0.8 million in the 1995 period.

Coco's and Carrows:
- ------------------
         On May 23, 1996, the Company through its wholly-owned subsidiary, FRD, acquired the Coco's and Carrows restaurant chains consisting of 347 units operating in the family dining segment. The Company's operating results for the second quarter of 1996 include five weeks of operations subsequent to the purchase date and include revenue of $27.0 million for Coco's and $22.2 million for Carrows. Comparable store sales for such five week period decreased 1.7% for Coco's and increased 3.8% for Carrows as compared to the comparable 1995 period. During the five week period, operating expenses for Coco's and Carrows were $25.1 million and $20.2 million, respectively, and resulted in operating income of $1.9 million for Coco's and $2.0 million for Carrows.

Interest and Debt Expense:
- -------------------------
         Total interest and debt expense from continuing operations and discontinued operations totaled $66.1 million during the second quarter of 1996 as compared with $65.0 million during the comparable period of 1995. The second quarter of 1996 includes $2.5 million of interest and debt expense recorded at Coco's and Carrows, which were acquired during May 1996.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 20, 1995
- -----------------------------------------------------------------------------
General:
- -------
         Operating revenue from continuing operations for the first six months of 1996 decreased by approximately $140.9 million (10.7%) as compared with the same period of 1995. Such decrease is attributable primarily to the sale of Denny's distribution subsidiary and decreases in revenue at the Company's Hardee's and Quincy's restaurants, offset in part, by revenue increases following the Company's purchase of the Coco's and Carrows restaurant chains during May 1996 as further described below. A decrease in revenue of approximately

$138.3 million is attributable to the September 1995 sale of Denny's distribution subsidiary, PFC. In addition, revenue at the Company's Hardee's and Quincy's restaurants decreased by $28.1 million and $13.4 million, respectively, during the first six months of 1996 due to weak sales results at these restaurants and adverse winter weather conditions in the Southeast. The Company's revenue decrease was mitigated by revenue of $49.3 million from the purchased Coco's and Carrows restaurant units following the May 1996 acquisition. Comparable store sales for Denny's and El Pollo Loco increased by 2.6% and 8.2%, respectively, during the first six months of 1996 over the comparable 1995 period while Hardee's and Quincy's experienced decreases in comparable store sales of 7.2% and 7.6%, respectively.

         Operating expenses from continuing operations decreased by $124.3 million during the first six months of 1996 as compared to the same period of 1995. Such decrease was primarily associated with the decrease in operating revenue described above. Loss from continuing operations was $51.8 million during the first six months of 1996 as compared with $35.8 million during the same period of 1995.

         The increase in other operating expense is primarily due to expenses related to Coco's and Carrows since their acquisition in May 1996 and increased advertising expenditures associated with Denny's National Grand Value Breakfast Menu Promotion and other new programs in 1996.

Denny's:
- --------
                                      Six Months Ended
                                           June 30,
                                                               Increase/
                                       1996        1995       (Decrease)
                                       ----        ----        --------
Revenue:
     Restaurants                    $ 621,875   $ 625,943   $  (4,068)
     Processing and Distribution        1,204     146,069    (144,865)
                                    ---------   ---------   ---------
     Total                            623,079     772,012    (148,933)
Operating Expenses                    565,324     709,207    (143,883)
                                    ---------   ---------   ---------
Operating Income                    $  57,755   $  62,805   $  (5,050)
                                    =========   =========   =========

         Denny's revenue decreased by $148.9 million during the first six months of 1996 as compared with the 1995 period. This decrease resulted primarily from the sale of Denny's distribution subsidiary, PFC, during September 1995. During the first six months of 1995, Denny's revenue included $138.3 million of outside sales by PFC. Outside revenue at Denny's food processing subsidiary, Portion-Trol Foods, Inc., decreased by $6.6 million during the first six months of 1996 in comparison to the 1995 period. Comparable store sales at Company-owned Denny's increased by 2.6% reflecting increases in traffic of 2.2% and in average check of 0.3%. Such increases are attributable to the successful launch of Denny's tiered menu items during 1996. As a result of a 44-unit net decrease in the number of Company-owned restaurants at June 30, 1996 in comparison to June 30, 1995, however, revenue at Denny's restaurants subsidiary decreased by $4.1 million during the first six months of 1996. The net decrease in restaurant units was due to the Company's strategy of focusing on its franchise operations and the sale of restaurants to franchisees, along with selected restaurant closures.

         Operating expenses for the second quarter of 1996 decreased by $143.9 as compared to the same period of 1995. $131.5 million of this decrease is attributable to the sale of PFC. The remaining decrease of $12.4 million is due primarily to the 44-unit net decrease in the number of Company-owned restaurants, decreased outside sales at Denny's food processing subsidiary and a reduction in depreciation and amortization expense during 1996 following a charge for impaired assets of approximately $23.9 million during the fourth quarter of 1995. During this period, Denny's recorded $6.1 million in income from gains on the sale of restaurants versus $8.5 million in the same period last year.

Hardee's:
- ---------
                                    Six Months Ended
                                        June 30,
                                                            Increase/
                                     1996       1995       (Decrease)
                                     ----       ----        --------

Revenue                             $305,065   $333,170   $(28,105)
Operating Expenses                   292,280    310,696    (18,416)
                                    --------   --------   --------
Operating Income                    $ 12,785   $ 22,474   $ (9,689)
                                    ========   ========   ========

         Hardee's revenue decreased by $28.1 million during the first six months of 1996 as compared with the 1995 period principally due to the following: (i) continued aggressive promotions by competitors within the quick-service segment,
(ii) inclement weather during the first quarter, and (iii) a 20-unit decrease in the number of restaurants operated at the end of the first six months of 1996 in comparison to the 1995 period. The first two factors resulted in a 7.2% decrease in comparable store sales during the first six months of 1996 as compared with the comparable period of 1995 and reflects declines of 6.0% in traffic and 1.3% in average check.

         Operating expenses in the first six months of 1996 as compared with the same period of 1995 decreased by $18.4 million principally due to lower comparable store sales during the 1996 period, the decrease in the number of restaurants, and a reduction in depreciation and amortization expense during the 1996 period following a charge for impaired assets during the fourth quarter of 1995.

Quincy's:
- --------
                                       Six Months Ended
                                           June 30,
                                                              Increase/
                                        1996       1995      (Decrease)
                                        ----       ----       --------

Revenue                                $135,188   $148,564   $(13,376)
Operating Expenses                      128,086    138,135    (10,049)
                                       --------   --------   --------
Operating Income                       $  7,102   $ 10,429   $ (3,327)
                                       ========   ========   ========


         Quincy's revenue decreased by $13.4 million during the 1996 quarter from the comparable period of 1995 principally due to a decrease in comparable store sales of 7.6% and a 5-unit net decrease in the number of restaurants. In addition to continued competitive conditions in the family steak house segment, inclement weather during the first quarter of 1996 is also believed to have adversely affected revenue. The decrease in comparable store sales reflects a 9.6% decrease in traffic which was partially offset by an increase in average check of 2.2%.

         Operating expenses in the six months ended June 30, 1996 as compared with the same period of 1995 decreased by $10.0 million principally due to the decreases in comparable store sales as described above and include decreases in product cost of $5.7 million and payroll and benefits of $3.0 million.

El Pollo Loco:
- --------------
                                          Six Months Ended
                                             June 30,
                                                                  Increase/
                                           1996      1995        (Decrease)
                                           ----      ----         --------

Revenue                                  $64,387   $64,181       $   206
Operating Expenses                        57,154    58,631        (1,477)
                                         -------   -------       -------
Operating Income                         $ 7,233   $ 5,550       $ 1,683
                                         =======   =======       =======

         Revenue at El Pollo Loco increased by $0.2 million during the first six months of 1996 from the comparable period of 1995 despite the sale of restaurants to franchisees during 1995 in furtherance of the Company's franchise strategy. Such strategy resulted in a 16-unit net decrease in the number of Company-owned restaurants at June 30, 1996 as compared to June 30, 1995. Comparable store sales for the first six months of 1996 increased by 8.2% over the 1995 period reflecting an increase in traffic of 11.2% which was partially offset by a decrease in average check of 2.7%. The increase in traffic is primarily attributable to favorable customer responses to the Pollo Bowl promotion and Foster's Freeze rollout.

         Operating expenses for the first six months of 1996 as compared to the same period of 1995 decreased by $1.5 million primarily due to the above-described 16-unit decrease in the number of Company-owned restaurants. The decrease in operating expenses was partially offset by a decrease in gains recognized on the sale of restaurants to franchisees during the 1996 period of $0.5 million as compared to $1.7 million of the 1995 period.

Coco's and Carrows
- ------------------
         The Company's operating results for the first six months of 1996 include five weeks of operations subsequent to the Coco's and Carrows purchase date and include revenue of $27.0 million for Coco's and $22.2 million for Carrows. Comparable store sales for such five week period decreased by 1.7% for Coco's and increased 3.8% for Carrows as compared to the comparable 1995 period. During the five week period, operating expenses for Coco's and Carrows were $25.1 million and $20.2 million, respectively, and resulted in operating income of $1.9 million for Coco's and $2.0 million for Carrows.

Interest and Debt Expense:
- --------------------------
         Interest and debt expense from continuing operations and discontinued operations totaled $127.3 million during the first six months of 1996 as compared with $132.0 million during the comparable 1995 period principally due to the following: (i) a decrease in interest expense of $1.1 million during the 1996 period related to the impact of lower interest rates on interest rate exchange agreements, (ii) a decrease of approximately $4.2 million due to a reduction in principal outstanding during the 1996 period, and (iii) an increase in interest income of $1.8 million during 1996 due to increased cash and cash equivalents prior to the Coco's and Carrows acquisition. Such decreases in interest expense were offset, in part, during the first six months of 1996 by an increase in interest and debt expense of $2.5 million recorded at Coco's and Carrows, which were acquired during May 1996.

Liquidity and Capital Resources
- -------------------------------
         At June 30, 1996 and December 31, 1995, the Company had working capital deficits of $286.6 million and $122.2 million, respectively. The increase in the deficit is attributable primarily to a reduction in cash and cash equivalents which has been used for Company operations and to consummate the Coco's and Carrows acquisition during May 1996. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

         The Minimum Wage Bill recently enacted by Congress is expected to be signed into law during the third quarter of 1996 and become effective beginning in the fourth quarter of 1996. The Company will attempt to offset any increases in the minimum wage through a combination of pricing and cost control efforts; however, there can be no assurance that the Company will be able to pass such cost increases on to the customer.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.
                  -----------------
         Not applicable.


Item 2.           Changes in Securities.
                  ----------------------
         Not applicable.

Item 3.           Defaults upon Senior Securities.
                  --------------------------------
         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
         As of April 24, 1996, Flagstar, by action of FCI as its sole shareholder, reelected its Board of Directors as previously reported to the Commission.

Item 5.           Other Information.
                  ------------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
a.       The following are included as exhibits to this report:
         -----------------------------------------------------
Exhibit
  No.    Description
- -------  -----------
10.1 Eleventh Amendment and Consent, dated as of March 31, 1996, to the Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent.

10.2 Second Amended and Restated Credit Agreement, dated as of April 10, 1996 among TWS Funding, Inc., as borrower, Flagstar Corporation, certain lenders and co-agents named therein, and Citibank, N.A., as funding agent.

10.3 Credit Agreement, dated as of May 23, 1996, among FRD Acquisition Co., FRI-M Corporation, certain lenders and co-agents named therein, and Credit Lyonnais New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (333-07601) of FRD Acquisition Co. (the "Form S-1").

10.4 Indenture between FRD Acquisition Co. and the Bank of New York, as trustee relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.1 of the Form S-1).

27       Financial Data Schedule

b. The Registrant filed a report on Form 8-K dated May 23, 1996, providing information under Item 2. Acquisition or Disposition of Assets of such report. The filing reported the consummation of the acquisition of Coco's and Carrows restaurant chains by FRD Acquisition Co., a subsidiary of the Company.

c. The Registrant filed a report on Form 8-K/A dated August 6, 1996, providing information under Item 7., Financial Statements and Exhibits, of such report which was not available at the time of filing the Form 8-K discussed above. This information included the financial statements of the business acquired, as well as pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FLAGSTAR CORPORATION

Date:  August 12, 1996          By:     /s/ Rhonda J. Parish
                                        Rhonda J. Parish
                                        Senior Vice President and
                                        General Counsel



Date:     August 12, 1996       By:     /s/ C. Robert Campbell
                                    ----------------------------
                                        C. Robert Campbell
                                        Executive Vice President and
                                        Chief Financial Officer