Form 10-K
period 1996-12-31
FLAGSTAR CORP
filed 1997-02-26
CIK 807862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                to
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X               No
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of February 19, 1997, 440 shares of registrant's Common Stock, $0.01 par value per share, were outstanding all of which are owned by the registrant's parent, Flagstar Companies, Inc.
     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

                                                                                                                        PAGE
PART I
Item 1.     Business...................................................................................................    1
Item 2.     Properties.................................................................................................   10
Item 3.     Legal Proceedings..........................................................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders........................................................   12
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................................   13
Item 6.     Selected Financial Data....................................................................................   13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................   14
Item 8.     Financial Statements and Supplementary Data................................................................   26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................   26
PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................................   26
Item 11.    Executive Compensation.....................................................................................   26
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................................   26
Item 13.    Certain Relationships and Related Transactions.............................................................   26
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................   32
INDEX TO FINANCIAL STATEMENTS..........................................................................................  F-1
SIGNATURES.............................................................................................................

FORWARD-LOOKING STATEMENTS
     The forward-looking statements included in the "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes", "intends", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K. (See
Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I
ITEM 1. BUSINESS
INTRODUCTION
     Flagstar Corporation ("Flagstar" or, together with its subsidiaries, the "Company"), is one of the largest restaurant companies in the United States, operating (directly and through franchisees) more than 3,200 moderately priced restaurants.
     Incorporated in 1980, Flagstar is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). FCI is a holding company that was organized in Delaware in 1988 in order to effect the leveraged buyout of Flagstar in 1989. On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization (the "Recapitalization"), which included, among other things, an equity investment by TW Associates, L.P. ("TW Associates") and KKR Partners II, L.P. ("KKR Partners II") (collectively, "Associates"), partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR"). As a result of such transactions, Associates acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc.
     As a result of the 1989 leveraged buyout of Flagstar, the Company became and remains very highly leveraged. While the Company's cash flows have been sufficient to cover interest costs, operating results since the buyout in 1989 have fallen short of expectations. Such shortfalls have resulted from negative operating trends due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. These operating trends have generally continued through 1996. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" for additional information.
     On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 Company-owned units within the mid-scale family-style dining category in order to capitalize on the Company's experience in the restaurant industry and the California market and to maximize the synergies among the Company's restaurant chains, including increased purchasing power. The ultimate acquisition price of $313.4 million was paid in consideration for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants, Inc. ("FRI") which owns the Coco's and Carrows chains. The acquisition was accounted for using the purchase method of accounting and is reflected in the Company's Consolidated Financial Statements and Notes thereto included herein as of the acquisition date.
     During the third quarter of 1996, the Company sold its two food processing operations, Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, Inc., a subsidiary of Flagstar (Portion-Trol Foods, Inc. and the Mother Butler Pies division are hereinafter referred to collectively as "PTF"). These transactions mark the last in a series of non-restaurant divestitures which began with the sale of Canteen Corporation, the Company's food and vending business, in 1994 and also included the 1995 sales of TW Recreational Services, Inc., a concession and recreation services subsidiary; Volume Services, Inc., a stadium concession services subsidiary; and Proficient Food Company ("PFC"), the Company's food distribution subsidiary.
     On January 21, 1997, FCI hired Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in exploring alternatives to improve the Company's capital structure. The Company intends to explore all alternatives to reduce its debt service requirements, which may include a negotiated restructuring or other exchange transaction. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" for additional information. RESTAURANTS
     Flagstar's operations are conducted through six restaurant chains or concepts, four chains in the full-service mid-scale dining segment and two in the quick-service segment. Denny's, Flagstar's largest concept, is the nation's largest chain of family-style full-service restaurants, with almost 1,600 units in 49 states, two U.S. territories, and six foreign countries. Denny's largest concentration domestically is in California and Florida with 531 units in these two states. According to an independent survey conducted in 1996, Denny's has the leading share of the national market in the family-style category. Quincy's, with 199 locations, is one of the largest chains of family-steak restaurants in the southeastern United States, offering steak, chicken and seafood entrees as well as a buffet bar, called "America's Home Plate." A weekend breakfast buffet is also available at most Quincy's locations. Flagstar also operates El Pollo Loco, a chain of 241 quick-service restaurants featuring flame-broiled chicken and steak products and related Mexican food items, with a strong regional
                                       1
presence in California. As indicated above, Flagstar acquired the Coco's and Carrows chains in 1996. Coco's is a regional bakery restaurant chain operating 466 units in seven western states and two foreign countries. Coco's offers a wide variety of fresh-baked goods and value priced meals that capitalize on emerging food trends in the western United States. The Carrows chain, consisting of 160 units in seven western states, specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. Hardee's is a chain of quick-service restaurants of which Flagstar, with 580 units located primarily in the Southeast, is the largest franchisee. Although specializing in sandwiches, Flagstar's Hardee's restaurants serve fried chicken and offer a breakfast menu that accounts for approximately 44% of total sales and features the chain's famous "made-from-scratch" biscuits. For a breakdown of the total revenues contributed by each referenced concept for the last three years, see the corresponding section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".
     Although operating in two distinct segments of the restaurant industry -- full-service and quick-service -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During 1996, the Company continued its strategy of growth through franchising, adding a net 66 total units to the system (excluding the impact of the additional 610 units acquired through the Coco's and Carrows acquisition), representing an increase of 133 franchise units, offset by a decline of 67 Company-operated units. The increase in franchise units and the decrease in Company-operated units includes 27 units which were sold to franchisees (turnkeyed). The Company intends to continue focusing on growth in the franchise arena in 1997.
     The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its six chains, the generally strong market positions and consumer recognition enjoyed by these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive new management team. Denny's, Quincy's, Coco's and Carrows may benefit from the demographic trend of aging baby boomers and the growing population of elderly persons. The largest percentage of "mid-scale" customers comes from the 35 and up age group. In the quick-service segment, the Company is making efforts to recapture Hardee's restaurants' traditionally strong market position in the Southeast, and expects El Pollo Loco to increase its strong position in the Southwest.
     During the fourth quarter of 1993, the Company approved a restructuring plan for its restaurant concepts which included, among other things, the identification of units for sale, closure or conversion to another concept. At December 31, 1996 four units remain relative to the 1993 restructuring plan, of which two are scheduled for disposal in 1997. Management has decided to continue to operate the remaining two units.
     During 1995, the Company identified 36 additional underperforming units for sale or closure of which 29 units were disposed of through 1996 and two are scheduled for disposal in 1997. Management has decided to continue to operate the remaining five units.
     See Note 3 to the Consolidated Financial Statements for additional information concerning these identified units.
  DENNY'S
     Denny's is the largest full-service family-style restaurant chain in the mid-scale segment in the United States in terms of both number of units and total revenues. Denny's restaurants currently operate in 49 states, two U.S. territories, and six foreign countries, with principal concentrations in California, Florida, Texas, Arizona, Washington, Illinois, Ohio, and Pennsylvania. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast items, steaks, seafood, hamburgers, chicken and sandwiches) and provide both counter and table service. In 1996, Denny's sales were evenly distributed across each of its dayparts, with breakfast and lunch representing approximately 60% of total traffic. Denny's restaurants had a 1996 average guest check of $5.03 and average annual unit sales of $1.3 million. Denny's currently employs approximately 41,000 people.
     In 1994, the Company began a "reimaging" strategy designed to enhance the competitive positioning of Denny's. This reimaging strategy involved all restaurants within a market area and included an updated exterior, new signage, an improved interior layout with more comfortable seating and enhanced lighting. The Company completed the reimaging of 306 restaurants through 1995. During 1995, management curtailed this reimaging program in order to focus its attention and resources on programs specifically designed to enhance the customer's experience at Denny's by improving service and value positioning. In 1996, the Company started limited exterior refurbishments on 588 units primarily focusing on
                                       2
exterior improvements, such as landscaping, exterior lighting, sign replacement and parking lot repairs to enhance the curb appeal of the restaurants. At December 31, 1996 approximately three-quarters of the 588 units scheduled to receive this limited refurbishment have been completed.
     Historically, Denny's has had the lowest average guest check within the family-style category. In January 1996, Denny's rolled out a value menu that featured value priced items for breakfast, lunch and dinner with tiered pricing starting at $1.99, $2.99 and $3.99, respectively. At the same time, the Company launched several initiatives (including a more operationally focused organizational structure, modern information systems and reengineered restaurant processes) designed to deliver better service and more consistent product quality. The Company expects to refine and accelerate these efforts in 1997.
     During 1997, the Company intends to continue its focus on opening new franchise units, and to capitalize on its status as a leading franchisor (according to a 1996 Arthur Andersen study published in Success Magazine). For the last three years, Denny's has opened more new units than any competitor in the mid-scale segment. Furthermore, Denny's has supplemented its franchise development efforts by selectively selling Company-owned units to franchisees.
     During 1996, the Company added a net 82 new Denny's franchise units, including the sale of 19 Company-owned units to franchisees, bringing the total franchised units to 702, or 44% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is approximately 4% of gross sales.
  HARDEE'S
     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company is HFS' largest franchisee, operating 16% of Hardee's restaurants nationwide. HFS is the seventh largest chain in the United States based on national systemwide sales. Of the 580 Hardee's restaurants operated by the Company at December 31, 1996, 557 were located in nine southeastern states. Flagstar's Hardee's currently employ approximately 22,000 people. The Company's Hardee's restaurants provide uniform menus in a quick-service format targeted to a broad spectrum of customers. The restaurants offer hamburgers, chicken, roast beef and fish sandwiches, hot dogs and low-fat yogurt, as well as a breakfast menu featuring Hardee's popular "made-from-scratch" biscuits. To add variety to its menu, further differentiate its restaurants from those of its major competitors and increase customer traffic during the traditionally slower late afternoon and evening periods, HFS completed the rollout of fresh fried chicken as a menu item in 1993.
     Substantially all of the Company's Hardee's restaurants have drive-thru facilities, which provided 51% of the chain's revenues in 1996. Most of the restaurants are open 16-17 hours a day, seven days a week. Operating hours of selected units have been extended to 24 hours a day, primarily on weekends. Hardee's breakfast menu, featuring the chain's signature "made-from-scratch" biscuits, accounts for approximately 44% of total sales at the Company's Hardee's restaurants. The average guest check at the Company's Hardee's was $3.17 in 1996, and average annual unit sales for the Company's Hardee's restaurants was $1.0 million.
     Management implemented several action plans in the second half of 1996 to focus on customer satisfaction. These initiatives included new menu boards in all 580 units and a "touch-up" project in 276 units. The "touch-up" project included new roofs, paint, trim and wallpaper as well as minor landscaping and parking lot repairs and is substantially complete. Hardee's has also installed new microwaves in all units and implemented procedures to provide customers with a hot product. Additionally, management costs have been reduced by the elimination of two layers of management and the streamlining of management reporting relationships. During 1996, the Company closed 14 under-performing Hardee's units. Management continues to review under-performing units and may in the future decide to close additional units.
     Each Hardee's restaurant is operated under a separate license from HFS. Each license grants the exclusive right, in exchange for a franchise fee, royalty payments and certain covenants, to operate a Hardee's restaurant in a described territory, generally a town or an area measured by a radius from the restaurant site. Each license has a term of 20 years from the date the restaurant is first opened for business and is non-cancellable by HFS, except for the Company's failure to abide by its covenants. Earlier issued license agreements are renewable under HFS' renewal policy; more recent license agreements provide for successive five-year renewals upon expiration, generally at rates then in effect for new licenses. Each year, a number of the Company's licenses are scheduled for renewal. The Company has historically experienced no difficulty in obtaining such renewals and does not anticipate any problems in the future.
     The Company's territorial development agreement with HFS which called for the Company to open a specified number of Hardee's restaurants in a development territory in the Southeast (and certain adjacent areas) by the end of
                                       3

1996 was terminated during the fourth quarter of 1995. Termination of such agreement makes the Company's development rights non-exclusive in the development territory. As a result, HFS and other Hardee's franchisees along with the Company are permitted to open Hardee's restaurants in such territory.
     In 1997, the focus of the Company will be to better position its Hardee's restaurants in the marketplace through a variety of means, including dual branding, refurbishment, and in appropriate circumstances, subject to legal obligations and restrictions, conversion to another concept.
  QUINCY'S
     Ranked by 1996 sales, Quincy's is the sixth largest family-steak (grill buffet) chain in the country and is one of the largest such chains in the southeastern United States. The Quincy's chain, employing approximately 11,000 people, currently consists of 199 Company-operated limited service restaurants, which are designed to provide value conscious customers with a varied menu, abundant portions and great steaks at moderate prices. The average guest check at Quincy's in 1996 was $6.06. All Quincy's are open seven days a week for lunch and dinner. The dinner daypart is Quincy's strongest, representing 63% of total sales in 1996. The average annual unit sales for a Quincy's restaurant was approximately $1.3 million in 1996. The restaurants serve steak, chicken and seafood entrees along with a buffet-style food bar, called "America's Home Plate," offering hot foods, soups, salads and desserts. In addition, weekend breakfast service, which is available at most locations, allows Quincy's to utilize its base assets more efficiently.
     After experimenting with a number of formats at Quincy's from 1993 through 1995, including enhancements to the scatter bar buffet and a few buffet only restaurants, management has determined that a repositioning of Quincy's with better quality food and the "No Mistake Steak" would provide a more effective marketing strategy. In that regard, Quincy's initiated a "Relaunch" program in October 1996 designed to improve service basics, food quality and the marketing effectiveness of Quincy's, and to differentiate Quincy's from other family-steak restaurants. While the initial results have been positive, the program is still in its early stages and additional time will be required to measure its full impact on results.
  EL POLLO LOCO
     El Pollo Loco is the leading chain specializing in flame-broiled chicken in the quick-service segment of the restaurant industry. Of the total 241 El Pollo Loco restaurants, which are located in five southwestern states and two foreign countries, 86% are located in Southern California. El Pollo Loco currently employs approximately 2,500 people.
     El Pollo Loco restaurants are generally open 12 hours a day, seven days a week for lunch and dinner. A majority of the Company's El Pollo Loco restaurants have drive-thru facilities, which provided 33% of the chain's revenues in 1996. The dinner daypart for El Pollo Loco is the strongest, representing 54% of total sales.
     El Pollo Loco directs its marketing at customers desiring an alternative to traditional fast food products, offering unique tasting and high quality products which help position the brand as high quality fast food at a competitive price. The restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken, and the food is served quickly, but prepared slowly, using fresh ingredients. Much of the brand's recent growth can be attributed to successful menu positioning, new product offerings, dual branding with the complementary Fosters Freeze dessert line, which commenced in late 1995, and restaurant remodeling. The average guest check at El Pollo Loco in 1996 was $6.63 and average annual Company-owned restaurant sales reached record levels of approximately $1.2 million in 1996.
     Based on El Pollo Loco's recent success, the Company is optimistic about future expansion of the El Pollo Loco concept, principally through franchising in Texas and in other California markets. By the year 2000, the Company hopes to add as many as 250 additional El Pollo Loco restaurant units. In 1997, the Company intends to open relatively few Company-owned El Pollo Loco restaurants and focus instead on its franchising efforts. To accelerate the franchise expansion, in 1996 the Company sold eight units to franchisees which were not part of the growth strategy for Company-owned El Pollo Loco units. In the first quarter of 1996, the Company secured the international rights to the El Pollo Loco brand to facilitate expansion opportunities in Mexico and other countries.
     In 1996 the chain had a net increase of 24 units, representing a net 31 franchise unit increase, offset by a Company-operated decrease of seven units. The initial fee for a single El Pollo Loco franchise is $35,000 and the current royalty payment rate is 4% of gross sales.
     El Pollo Loco recently launched a co-branding effort with Flagstar's Hardee's restaurants in South Carolina. This partnership, which is intended to take advantage of Hardee's exceptional breakfast business and El Pollo Loco's strong
                                       4
lunch and dinner dayparts, will serve as an initial test of the appeal of El Pollo Loco to consumers in the eastern United States.
  COCO'S
     Coco's is a regional bakery restaurant chain operating primarily in California, Arizona, and Texas, as well as Japan and Korea. Coco's currently consists of 183 Company-operated, five domestic franchised and 278 international licensed restaurants, and employs approximately 9,000 people. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies and value-priced, innovative menu items that capitalize on emerging food trends in the western United States. The chain has positioned itself at the upper end of the mid-scale family-style category, offering a variety of great food, great service, and a pleasant atmosphere at fair prices, to answer the needs of quality conscious family diners. The restaurants are generally open 18 hours a day, with several units opened 24 hours a day on weekends. Coco's restaurants have uniform menus and serve breakfast, lunch and dinner, as well as a "late night" menu in those restaurants open around the clock.
     Lunch and dinner dayparts are Coco's strongest, comprising 37% and 39% of 1996 sales, respectively. In 1996, the average guest check was $6.79, with average annual unit sales of approximately $1.5 million.
     With a foreign presence that is among the largest of any U.S. based, non-fast food restaurant chain, Coco's has laid the foundation to aggressively expand its international operations. Internationally, 21 units have been added to the system since the Company acquired the chain in May 1996. Additionally, Coco's is placing new emphasis on domestic franchising as an opportunity to achieve further growth of the brand. The initial fee for a single Coco's franchise is $35,000 and the current royalty payment rate is 4% of net sales.
  CARROWS
     Carrows is a regional mid-scale family-style restaurant chain operating primarily in seven western states. Carrows currently consists of 160 Company-operated units and employs approximately 7,000 people. Carrows specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults -- two groups expected to grow rapidly into the next century. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open 18 hours a day, with 25% open 24 hours a day. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner, as well as a "late night" menu in those restaurants open 24 hours a day.
     Lunch and dinner dayparts are Carrows' strongest, comprising 30% and 44% of 1996 sales, respectively. In 1996, the average guest check was $6.26, with average annual unit sales of approximately $1.3 million.
OPERATIONS
     The Company believes that successful execution of basic restaurant operations in each of its restaurant chains is critical to its success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Through a network of division, region, district and restaurant level managers or leaders, the Company standardizes specifications for the preparation and efficient service of quality food, the maintenance and repair of its premises and the appearance and conduct of its employees. Major emphasis is placed on the proper preparation and delivery of the product to the consumer and on the cost-effective procurement and distribution of quality products.
     A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore perform restaurant functions and train by example. The Company benefits from an experienced management team.
     Each of the Company's restaurant chains maintains training programs for employees and restaurant managers. Restaurant managers and assistant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by employees prior to a change in job function or using new equipment or procedures.
                                       5

     Each of the Company's restaurant chains continuously evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets, both with and without market support. A successful menu item is then incorporated into the restaurant system. In the case of the Hardee's restaurants, menu development is coordinated with HFS.
     Financial and management control is facilitated by the use of point-of-sale ("POS") systems in all of the Company's restaurants which transmit detailed sales reports, payroll data and periodic inventory information for management review. During the fourth quarter of 1996, the Company began rolling out new POS systems in its Company-owned Denny's restaurants. These systems are expected to help the restaurants improve customer service by providing more accurate and faster turnaround of customer orders and better inventory control. In addition, the new POS systems will aid in decision-making by providing sales information on a more timely basis, with a higher level of detail for better data analysis. Over the next two years, management intends to install new POS systems in all of Flagstar's Company-owned restaurants pursuant to its information services agreement with Integrated Systems Solution Corporation ("ISSC") as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
  ADVERTISING
     The Company uses an integrated process to promote its concepts, including media, menu strategy, interior/exterior building design, style of service and specialized promotions to help differentiate itself in the marketplace. Media advertising is primarily product oriented, generally featuring high margin, special entrees or meal combinations presented and priced to convey high value. Such advertising is conducted through national, regional and local television advertising as well as radio, outdoor and print advertising depending on the target market. Sophisticated consumer marketing research techniques are utilized to measure customer satisfaction and customers' evolving expectations. During 1996, the Company spent from 3% to 7% of its concepts' gross sales on advertising.
     In accordance with the HFS licensing agreements, the Company spent approximately 7.1% of its Hardee's units' total gross sales on marketing and advertising during 1996. Of this amount, approximately 3.0% of total gross sales is contributed to media cooperatives and HFS' national advertising fund. The balance was directed by the Company at local levels.
  SITE SELECTION
     The success of any restaurant is influenced significantly by its location. The site selection process for Company-owned restaurants consists of three main phases: strategic planning, site identification and detailed site review. The planning phase ensures that restaurants are located in strategic markets. In the site identification phase, the major trade areas within a market area are analyzed and a potential site identified. The final and most time consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints and competition are studied in detail. A detailed budget and return on investment analysis are also completed. The Company considers its site selection standards and procedures to be rigorous and will not compromise those standards or procedures in order to achieve accelerated growth.
  RAW MATERIALS SOURCES AND AVAILABILITY
     The Company has a centralized purchasing program which is designed to ensure uniform product quality as well as reduced food, beverage and supply costs. The Company's size provides it with significant purchasing power which often enables it to obtain products at more favorable prices from several nationally recognized manufacturers.
     Food and packaging products for the Company's Hardee's restaurants are purchased from HFS and independent suppliers approved by HFS. A substantial portion of the products for the Company's Hardee's and Quincy's restaurants is obtained from MBM Corporation ("MBM"), an independent supplier/distributor. In connection with the 1995 sale of its distribution subsidiary, PFC, to MBM, the Company entered into an eight year distribution agreement, subsequently extended to ten years, with MBM under which PFC/MBM will continue to distribute and supply certain products and supplies to the Company's Denny's, Hardee's, Quincy's and El Pollo Loco restaurants. Beginning in November 1997, Coco's and Carrows will become subject to similar agreements. There are no volume requirements relative to these agreements; however, the products named therein must be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. In conjunction with each of these sales, the Company entered into a five year purchasing agreement with the acquirer under which the Company is required to
                                       6
purchase certain minimum annual volumes. If such volumes are not purchased, the agreements provide for the payment of penalties.
     The Company believes that satisfactory sources of supply are generally available for all the items regularly used by its restaurants and has not experienced any material shortages of food, equipment, or other products which are necessary to its restaurant operations.
  SEASONALITY
     The Company's business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally, with its greatest needs occurring during its first and fourth quarters.
  TRADEMARKS AND SERVICE MARKS
     The Company, either directly or through wholly-owned subsidiaries, has registered certain trademarks and service marks with the United States Patent and Trademark office and in international jurisdictions, some of which include Denny's(Register mark), El Pollo Loco(Register mark), Quincy's(Register mark), Coco's(Register mark), Carrows(Register mark), and Grand Slam
Breakfast(Register mark). The Company regards its trademarks and service marks as important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from five to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.
  RESEARCH AND DEVELOPMENT
     The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Company's systems. The Company has also frequently helped HFS develop and test-market new products. While research and development activities are important to the Company's business, amounts expended for these activities are not material. COMPETITION
     The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Since the early 1970s, growth in eating places has been driven primarily by quick-service restaurants. On a segment-wide basis, the full-service and quick-service restaurants currently have approximately the same revenues and an equal share of the market. Full-service restaurants include the mid-scale (family-style and family-steak), casual dining and upscale (fine dining) segments. The mid-scale segment, which includes Coco's, Carrows, Denny's and Quincy's, is characterized by complete meals, menu variety and moderate prices ($5-$7 average check), and includes a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8-$16 average check) and availability of alcoholic beverages, primarily consists of regional chains and small independents. The quick-service segment, which includes Hardee's and El Pollo Loco, is characterized by low prices (generally, $3-$5 average check), finger foods, fast service, and convenience. A small number of large sandwich, pizza, and chicken chains overwhelmingly dominate the quick-service segment.
     The restaurant industry is highly competitive and affected by many factors, including changes in economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in the number of restaurants generally and in particular areas. Competition among a few major companies that own or operate quick-service restaurant chains is especially intense. Restaurants, particularly those in the quick-service segment, compete on the basis of name recognition and advertising, the quality and perceived value of their food offerings, the quality and speed of their service, the attractiveness of their facilities and, to a large degree in a recessionary environment, price and perceived value.
     Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas, including advertising, distribution and field supervision.
                                       7

GOVERNMENT REGULATIONS
     The Company and its franchisees are subject to various local, state and Federal laws and regulations governing various aspects of the restaurant business, including, but not limited to, health, sanitation, environmental matters, safety, disabled persons' access to its restaurant facilities, the sale of alcoholic beverages and regulations regarding hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional requirements in the future.
     The Company is subject to Federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 31, 1996, a substantial number of the Company's employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially the case in California, where there is no tip credit. In November, 1996, an initiative in California was passed raising the minimum wage in California from $4.25 to $5.00 per hour, effective March 1, 1997, and to $5.75 per hour effective March 1, 1998. Also the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996 and will increase again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or state minimum wage. The Company will attempt to offset increases in the minimum wage through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to its customers.
ENVIRONMENTAL MATTERS
     Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.
                                       8

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information with respect to each executive officer of FCI, along with senior level executive officers of Flagstar.

                                                           CURRENT PRINCIPAL OCCUPATION OR
NAME                      AGE                        EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
James B. Adamson          49    Chairman, President and Chief Executive Officer of FCI and Flagstar (1995-present);
                                Chief Executive Officer of Burger King Corporation (1993-1995); Chief Operating
                                Officer of Burger King Corporation (1991-1993); President of Burger King U.S.A. Retail
                                Division (1991); Executive Vice President, Marketing of Revco, Inc. (1988-1991).
Craig S. Bushey           41    Senior Vice President of Flagstar and President of Hardee's Division (May
                                1996-present); Managing Director, Vice President (Western Europe) of Burger King
                                (1995-May 1996); Region Vice President (Central Region) of Burger King (1994-1995);
                                Burger King Reengineering Team (1993-1994); Region Vice President (Midwest Retail) of
                                Burger King (1992-1993); Region Vice President (Atlanta Retail) of Burger King
                                (1990-1992).
C. Robert Campbell        52    Vice President and Chief Financial Officer of FCI and Executive Vice President and
                                Chief Financial Officer of Flagstar (1995-present); Executive Vice President of Human
                                Resources and Administration for Ryder System, Inc. (1991-1995); Executive Vice
                                President -- Finance of Vehicle Leasing and Services Division of Ryder System, Inc.
                                (1981-1991).
Ronald B. Hutchison       47    Vice President and Treasurer of Flagstar (1995 to present); Vice President and
                                Treasurer of Leaseway Transportation Corp. (1988-1995).
Donna M. Mascolo          42    Vice President and Corporate Controller of Flagstar (February 1996-present); Vice
                                President and Broker Associate, Transworld Business Brokers, Inc., (1995-present);
                                President, DonMar Global Business Services (1995-present); Regional Vice President and
                                Chief Financial Officer, Kentucky Fried Chicken International Latin
                                American/Carribbean Region (1990-1994).
Edna K. Morris            45    Executive Vice President of Flagstar and President of Quincy's Division (April
                                1996-present); Executive Vice President, Human Resources and Corporate Affairs of
                                Flagstar (1995-April 1996); Senior Vice President, Human Resources of Flagstar
                                (1993-1995); Vice President, Education and Development of Flagstar (1992-1993); Senior
                                Vice President/Human Resources of HFS (1987-1992).
Rhonda J. Parish          40    Vice President and General Counsel of FCI and Senior Vice President and General
                                Counsel of Flagstar (1995-present); Secretary of FCI and Flagstar (1995-present);
                                Assistant General Counsel of Wal-Mart Stores, Inc. (1990-1994); Corporate Counsel of
                                Wal-Mart Stores, Inc. (1983-1990).
John A. Romandetti        46    Senior Vice President of Flagstar and President, Denny's Division (January
                                1997-present); Senior Vice President of Flagstar and President of El Pollo Loco
                                (1995-present); Vice President of Operations for Burger King Corporation (1989-1995).
Mark L. Shipman           47    Senior Vice President of Flagstar and President of Coco's/Carrows Division (May
                                1996-present); Vice President of Acquisitions and Development of Flagstar (1995-May
                                1996); Vice President of Administration of Denny's Division (1993-1995); Vice
                                President of Operations (West) of Denny's Division (1991-1993).
Paul R. Wexler            53    Senior Vice President, Procurement and Distribution of Flagstar (1995-present); Vice
                                President, Procurement and Quality Assurance -- Marriott International (1991-1995).
Stephen W. Wood           38    Senior Vice President, Human Resources and Corporate Affairs of Flagstar (April
                                1996-present); Vice President, Compensation, Benefits, and Employee Information
                                Systems and Corporate Office Human Resources of Flagstar (1993-April 1996); Senior
                                Director, Compensation, Benefits and Employee Information Systems of Flagstar (1993);
                                Director, Benefits and Executive Compensation of Hardee's Food System (1991-1993).

EMPLOYEES
     At December 31, 1996, the Company had approximately 93,000 employees. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.
                                       9

ITEM 2. PROPERTIES
     Most of the Company's restaurants are free-standing facilities. Presented below is a schedule of the average property and building square footage, as well as average seating capacity for each of the Company's concepts:

                                                                  AVERAGE            AVERAGE        AVERAGE
                                                                 PROPERTY           BUILDING        SEATING
CONCEPT                                                       SIZE IN SQ. FT.    SIZE IN SQ. FT.    CAPACITY
Carrows....................................................        35,000              5,400            160
Coco's.....................................................        35,000              5,000            160
Denny's....................................................        42,000              4,750            150
El Pollo Loco..............................................        20,000              2,100             60
Hardee's...................................................        52,000              3,400             95
Quincy's...................................................        64,000              7,100            250

     The following table sets forth certain additional information regarding the Company's restaurant properties as of December 31, 1996:

                                                                      LAND LEASED
                                                          LAND AND        AND        LAND AND
                                                          BUILDING     BUILDING      BUILDING
CONCEPT                                                    OWNED         OWNED        LEASED     TOTAL
Carrows................................................        3           10            147       160
Coco's.................................................        2           39            142       183
Denny's................................................      254           36            604       894
El Pollo Loco..........................................        9           33             54        96
Hardee's...............................................      288          100            192       580
Quincy's...............................................      152           41              6       199
  Total................................................      708          259          1,145     2,112

     The number and location of the Company's restaurants in each chain as of December 31, 1996 are presented below:

                                  DENNY'S                                     EL POLLO LOCO             COCO'S
                                     FRANCHISED                                     FRANCHISED             FRANCHISED
          STATE             OWNED     LICENSED     HARDEE'S    QUINCY'S    OWNED     LICENSED     OWNED     LICENSED     CARROWS
Alabama..................      1           8          156          45        --          --         --          --          --
Alaska...................     --           8           --          --        --          --         --          --          --
Arizona..................     27          47           --          --         1           1         17           1           9
Arkansas.................      1           5            3          --        --          --         --          --          --
California...............    223         129           --          --        95         123        135           4         120
Colorado.................     25          13           --          --        --          --          6          --          --
Connecticut..............      5           3           --          --        --          --         --          --          --
Delaware.................      3          --           --          --        --          --         --          --          --
District of Columbia.....     --          --           --          --        --          --         --          --          --
Florida..................    102          77           56          41        --          --         --          --          --
Georgia..................     --          24           10          11        --          --         --          --          --
Hawaii...................      4           2           --          --        --          --         --          --          --
Idaho....................     --           7           --          --        --          --         --          --          --
Illinois.................     47          10           --          --        --          --         --          --          --
Indiana..................     14           9           --          --        --          --          3          --          --
Iowa.....................     --           5           --          --        --          --         --          --          --
Kansas...................      9           4           --          --        --          --         --          --          --
Kentucky.................     --          20           --          --        --          --         --          --          --
Louisiana................      7           2            1          --        --          --         --          --          --
Maine....................     --           4           --          --        --          --         --          --          --
Maryland.................     14          16           --          --        --          --         --          --          --
Massachusetts............      9          --           --          --        --          --         --          --          --
Michigan.................     38           2           --          --        --          --         --          --          --
Minnesota................     13           4           --          --        --          --         --          --          --
Mississippi..............      2           2           40           8        --          --         --          --          --
Missouri.................     29           6           --          --        --          --          2          --          --
Montana..................     --           5           --          --        --          --         --          --          --
Nebraska.................     --           4           --          --        --          --         --          --          --
Nevada...................     12           6           --          --        --           6         --          --           7
New Hampshire............      2           1           --          --        --          --         --          --          --
New Jersey...............     11           2           --          --        --          --         --          --          --
New Mexico...............      2          12           --          --        --          --         --          --           4
New York.................     17          18           --          --        --          --         --          --          --
North Carolina...........      7          12           58          39        --          --         --          --          --
North Dakota.............     --           3           --          --        --          --         --          --          --
Ohio.....................     33          22           18           1        --          --         --          --          --
Oklahoma.................      9          13           --          --        --          --         --          --          --
Oregon...................      5          18           --          --        --          --         --          --           9
Pennsylvania.............     51           3            2          --        --          --         --          --          --
Rhode Island.............     --          --           --          --        --          --         --          --          --
South Carolina...........      9           5          123          42        --           1         --          --          --
South Dakota.............     --           1           --          --        --          --         --          --          --
Tennessee................      3          11          110           9        --          --         --          --          --
Texas....................     62          57           --          --        --           4         14          --          10
Utah.....................      7          12           --          --        --          --         --          --          --
Vermont..................     --           2           --          --        --          --         --          --          --
Virginia.................     19           8            3           3        --          --         --          --          --
Washington...............     50          19           --          --        --          --          6          --           1
West Virginia............     --           3           --          --        --          --         --          --          --
Wisconsin................     12           7           --          --        --          --         --          --          --
Wyoming..................     --           6           --          --        --          --         --          --          --
Canada...................     10          20           --          --        --          --         --          --          --
International............     --          25           --          --        --          10         --         278          --
  Total..................    894         702          580         199        96         145        183         283         160

     In addition to the restaurant locations set forth above, the Company also owns a nineteen story, 187,000 square foot office tower, which serves as its corporate headquarters, located in Spartanburg, South Carolina. The Company's corporate offices currently occupy approximately sixteen floors of the tower, with the balance leased to others. The Company also owns a 107,000 square foot building located in Irvine, California. The Irvine facility, which was acquired in 1996 in the Coco's and Carrows acquisition, is used as a commissary, which manufactures soups, salad dressings and sauces for Coco's and Carrows, and as warehouse and office space (currently leased to FRI). This facility is currently in the process of being sold. The completion of such sale is expected in the first quarter of 1997.
     See "Certain Relationships and Related Transactions -- Description of Indebtedness" and Note 4 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.
ITEM 3. LEGAL PROCEEDINGS
     FCI, Flagstar, El Pollo Loco and Denny's, along with several former officers and directors of those companies, are named as defendants in an action filed on August 28, 1991 in the Superior Court of Orange County, California. The
                                       11
remaining plaintiffs, who are former El Pollo Loco franchisees, allege that the defendants, among other things, failed or caused a failure to promote, develop and expand the El Pollo Loco franchise system in breach of contractual obligations to the plaintiff franchisees and made certain misrepresentations to the plaintiffs concerning the El Pollo Loco system. Asserting various legal theories, the plaintiffs seek actual and punitive damages in excess of $90 million, together with declaratory and certain other equitable relief. The defendants have denied all material allegations, and certain defendants have filed cross-complaints against various plaintiffs in the action for breach of contract and other claims. Since the filing of the action the defendants have entered into settlements with six of the plaintiffs leaving two plaintiff franchisees remaining in the lawsuit. With respect to the remaining plaintiffs, discovery has been completed, and a trial date to hear the outstanding issues in the case is anticipated sometime during 1997.
     In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for Federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by FCI and Flagstar for the seven taxable periods ended December 31, 1992. In the third quarter of 1996 this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act ("the Act") in August 1996. This Act includes a provision that clarified Internal Revenue Code Section 162(k) to allow for amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. The Company believes the remaining proposed deficiencies relating to the proposed disallowance of certain costs incurred in connection with the 1989 leveraged buyout of Flagstar are substantially incorrect, and it intends to continue to contest such proposed deficiencies.
     On June 15, 1994, a derivative action was filed in the Alameda County Superior Court for the State of California by Mr. Adam Lazar, purporting to act on behalf of the Company, against the Company's directors and certain of its current and former officers alleging breach of fiduciary duty and waste of corporate assets by the defendants relating to alleged acts of mismanagement or the alleged failure to act with due care, resulting in policies and practices at Denny's that allegedly gave rise to certain public accommodations class action lawsuits against the Company that were settled in 1994. The action seeks unspecified damages against the defendants on behalf of the Company and its stockholders, including punitive damages, and injunctive relief. The defendants deny any wrongdoing. There has been limited discovery in this action to date with the parties having reached an agreement in principle as to a settlement of the action. Such settlement is contingent upon the approval of the special litigation committee of the Company's Board and the approval of the Court.
     Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
                                       12

                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Flagstar is a wholly-owned subsidiary of FCI. As a result, there is no established public trading market for the common stock of Flagstar and all per share data is omitted. As of February 19, 1997, 440 shares of common stock of Flagstar were outstanding, all of which are owned by FCI.
     Dividends were not paid by Flagstar during 1995 or 1996. See "Management's Discussion and Analysis of Financial Condition and Result of
Operations -- Liquidity and Capital Resources" and, Note 4 to the accompanying Consolidated Financial Statements of Flagstar regarding certain restrictions on the payment of dividends.
ITEM 6. SELECTED FINANCIAL DATA
     Set forth below are certain selected financial data concerning the Company for each of the five years ended December 31, 1996. Such data generally have been derived from the Consolidated Financial Statements of the Company for such periods which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                               YEAR ENDED DECEMBER 31,
(IN MILLIONS, EXCEPT RATIOS)                             1992 (A)       1993 (A)       1994 (A)       1995 (A)       1996 (I)
Income Statement data:
  Operating revenue..................................    $2,443.0       $2,615.2       $2,666.0       $2,571.5       $2,542.3
  Operating income (loss)............................       196.7       (1,102.4)(b)      211.5(c)        98.2(d)       156.4
  Loss from continuing operations (e)................       (45.3)      (1,252.7)         (31.0)        (147.1)         (99.6)
  Ratio of earnings to fixed charges (f).............          --             --             --             --             --
  Deficiency in the coverage of fixed charges to
    earnings before fixed charges (f)................        51.8        1,332.4           33.5          147.2          116.1
Balance Sheet data (at end of period):
  Current assets (g).................................        98.4          122.2          186.1          285.4          185.5
  Working capital (deficiency) (g)(h)................      (256.3)        (273.0)        (205.6)        (122.2)        (301.3)
  Net property and equipment.........................     1,269.9        1,166.8        1,196.0        1,104.0        1,168.3
  Total assets.......................................     3,177.4        1,545.4        1,594.0        1,513.8        1,693.4
  Long-term debt.....................................     2,321.3        2,491.2        2,217.6        2,146.1        2,329.4

(a) Certain amounts for the four years ended December 31, 1995 have been reclassified to conform to the 1996 presentation.
(b) Operating loss for the year ended December 31, 1993 reflects charges for the write-off of goodwill and certain other intangible assets of $1,104.6 million and the provision for restructuring charges of $158.6 million.
(c) Operating income for the year ended December 31, 1994 reflects a recovery of restructuring charges of $7.2 million.
(d) Operating income for the year ended December 31, 1995 reflects a provision for restructuring charges of $15.9 million and a charge for impaired assets of $51.4 million.
(e) The Company has classified as discontinued operations, Canteen Corporation, a food and vending subsidiary, sold in 1994, TW Recreational Services, Inc. ("TWRS"), a recreation services subsidiary, and Volume Services, Inc. ("VS"), a stadium concessions subsidiary. TWRS and VS were sold during 1995.
(f) The ratio of earnings to fixed charges has been calculated by dividing pre-tax earnings by fixed charges. Earnings, as used to compute the ratio, equal the sum of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges are the total interest expense including capitalized interest, amortization of debt expenses and a rental factor that is representative of an interest factor (estimated to be one third) on operating leases.
(g) The current assets and working capital deficiency amounts presented exclude assets held for sale of $480.8 million, $103.2 million, and $77.3 million as of December 31, 1992 through 1994, respectively and $5.1 million as of December 31, 1996. Such assets held for sale relate primarily to the Company's food and vending and concessions and recreation services subsidiaries.
(h) A negative working capital position is not unusual for a restaurant operating company. The increase in the working capital deficiency from December 31, 1992 to December 31, 1993 is attributable primarily to an increase in restructuring and other liabilities. The decrease in the working capital deficiency from December 31, 1993 to December 31, 1994 is due primarily to an increase in cash following the sale of the Company's food and vending subsidiary during
                                       13

    1994. The decrease in the working capital deficiency from December 31, 1994 to December 31, 1995 is due primarily to an increase in cash following the 1995 sales of the Company's (i) distribution subsidiary, PFC, net of current assets and liabilities of such subsidiary, and (ii) the concession and recreation services subsidiaries. The increase in the working capital deficiency from December 31, 1995 to December 31, 1996 reflects the use of the proceeds from the 1995 sales noted above and the proceeds of the sale of both Portion-Trol Foods, Inc. and Mother Butler Pies for operating needs and for the acquisition of Coco's and Carrows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
(i) Reflects the acquisition in May 1996 of Coco's and Carrows.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     Flagstar's Management's Discussion and Analysis is divided into two sections. The first section analyzes the results of operations; first on a consolidated basis, then for each of Flagstar's six restaurant concepts. The second section addresses Flagstar's liquidity and capital resources. This discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein.
RESULTS OF OPERATIONS
FLAGSTAR CONSOLIDATED

($ IN MILLIONS)                                                              1994               1995               1996
Net Company Sales........................................................   $2,620             $2,512             $2,471
Franchise Revenue........................................................       46                 59                 71
Total Revenue............................................................    2,666              2,571              2,542
Operating Expenses.......................................................    2,455              2,473              2,386
Operating Income.........................................................      211                 98                156
Depreciation/Amortization................................................      130                133                130
Net Interest Expense From Continuing Operations..........................      242                243                269
Income Tax (Benefit).....................................................      (2)                  0               (16)
Net Income (Loss)........................................................   $  350             $ (70)             $(100)

1996 RESTAURANT UNIT ACTIVITY

                                                            UNITS
                                                          CONVERTED
                                                             FROM
                        ENDING                            COMPANY TO      ENDING
                        UNITS       UNITS      UNITS      FRANCHISE       UNITS
                       12/31/95     OPENED     CLOSED     (TURNKEY)      12/31/96
Denny's
  Company Owned            933       --          (20)         (19)           894
  Franchised Units         596         72        (10)          19            677
  Int'l Licensees           24          1       --          --                25
                         1,553         73        (30)       --             1,596
Hardee's                   593          1(b)     (14)       --               580(c)
Quincy's                   203       --           (4)       --               199
El Pollo Loco
  Company Owned            103          1       --             (8)            96
  Franchised Units         112         15       --              8            135(c)
  Int'l Licensees            2          8       --          --                10
                           217         24       --          --               241
  Subtotal               2,566         98        (48)       --             2,616
Coco's (a)
  Company Owned            188       --           (5)       --               183
  Franchised Units           6       --           (1)       --                 5
  Int'l Licensees          252         26       --          --               278
                           446         26         (6)       --               466
Carrows (a)                161          2         (3)       --               160
  Subtotal                 607         28         (9)       --               626
                         3,173        126        (57)       --             3,242

(a) Coco's and Carrows were acquired by Flagstar in May of 1996. Year-to-date data is provided for comparison purposes only. Coco's and Carrows restaurant unit activity since acquisition date is as follows:

                                                               UNITS
                                                             CONVERTED
                                                               FROM
                                                              COMPANY
                        UNITS AT                                TO          ENDING
                       ACQUISITION     UNITS      UNITS      FRANCHISE      UNITS
                          DATE         OPENED     CLOSED     (TURNKEY)     12/31/96
Coco's
  Company Owned             184         --           (1)       --              183
  Franchised Units            6         --           (1)       --                5
  Int'l Licensees           257           21       --          --              278
Carrows                     163         --           (3)       --              160
                            610           21         (5)       --              626

(b) Represents the re-opening of a unit that was temporarily closed at December 31, 1995.
(c) Unit count includes one Hardee's and El Pollo Loco dual brand unit.
                                       15

FLAGSTAR CONSOLIDATED
1996 VS. 1995
     OPERATING TRENDS: During 1996, the Company experienced comparable store sales increases at Denny's and El Pollo Loco, due to the continued success of Denny's value menu strategy, El Pollo Loco's successful menu positioning and new product introduction efforts, dual branding at El Pollo Loco with Foster's Freeze, and favorable results from remodeled restaurants. However, the Company continued to experience significant declines in comparable store sales at Hardee's due to continued competitive promotions by quick-service competitors. Quincy's also showed comparable store sales declines reflecting the general trend in the mid-scale family-steak category as well as operational issues relative to training, food quality, service and facilities. During the third quarter management began to address these operational issues. New products were developed and tested, training was implemented at all levels, facilities were improved and management made plans to relaunch the Quincy's brand. This program is still in its early stages and it will take time to measure its full impact on results. Primarily as a result of the lower revenues at Quincy's, the Company experienced a reduction in operating income of $7.3 million (after removing the impact on 1995 results of the restructuring and impairment charges taken in 1995 and removing the impact on 1996 results of the operating income decrease in 1996 resulting from the dispositions of PFC and PTF and the increases in operating income in 1996 attributable to the acquisition of Coco's and Carrows). Overall, the trends experienced by the Company since the 1989 leveraged buyout generally have continued through 1996; operating income has been insufficient to cover the interest and debt expense resulting in continued losses from continuing operations. The external factors that have contributed to these trends, including increased competition and intensive pressure on pricing due to discounting, are expected to continue.
     In recognition of these matters, in addition to addressing the negative trends at Hardee's and Quincy's, management has taken steps to address the Company's debt burden and its impact on operations. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
     Flagstar CONSOLIDATED REVENUE for 1996 was $2,542.3 million, a decrease of $29.2 million, or 1.1%, compared to 1995. The impact on revenues of the Coco's and Carrows acquisition ($163.7 million and $131.4 million, respectively in revenue was contributed by Coco's and Carrows in 1996), was somewhat offset by the loss of revenue attributable to the dispositions of the Company's food distribution and processing operations, PFC and PTF, in September 1995 and 1996, respectively (the decrease in revenue in 1996 as compared to 1995 as a result of these dispositions totaled $218.2 million). Excluding the effects of such acquisition and dispositions, revenue, on a comparable basis, was $2,245.9 million in 1996, a decrease of $106.0 million (4.5%) compared to 1995. The revenue decrease primarily reflects the impact of lower comparable store sales at Hardee's and Quincy's and 63 fewer Company-operated restaurants as compared with the prior year (excluding the impact of the Coco's and Carrows acquisition), somewhat offset by an increase in franchise revenue of $11.7 million, reflecting 133 additional franchised units in 1996. At Hardee's and Quincy's, comparable store sales decreased 7.2% and 10.8%, respectively. Comparable store sales at Denny's and El Pollo Loco increased 1.7% and 7.2%, respectively; however due to decreases in the number of Company-operated restaurants in comparison to 1995, neither concept reported increases in revenue from Company-operated units.
     OPERATING EXPENSES decreased by $87.3 million (3.5%) in 1996 to $2,385.9 million as compared to 1995. This decrease reflects the impact of several significant events which affect the comparability of 1996 and 1995 results, including: a restructuring charge and charge for impaired assets totaling $67.2 million in 1995; a decrease in depreciation expense in 1996 of $5.4 million due to the impairment write-down in 1995; and a decrease in expenses in 1996 of $201.6 million due to the sales of PTF and PFC. These items are offset, in part, by the impact of the operating expenses of Coco's and Carrows which were acquired in 1996 and total $280.2 million.
     Excluding the effect of the items noted above, operating expenses decreased $93.3 million in 1996 in comparison to 1995. This decrease is primarily attributable to a decline in costs associated with the decline in operating revenue, the positive impact of cost cutting measures (reflected in improved margins at Denny's, Hardee's and El Pollo Loco), and the increase of $8.2 million of the current year amortization of the deferred gains attributable to the sales of PFC and PTF over the prior year amount. This amortization is recorded as a reduction of product costs. These decreases in operating expense are somewhat offset by a decrease in gains from the sales of restaurants to franchisees reflected in operating expenses from $24.5 million in 1995 to $8.4 million in 1996 and an increase in the cost to administer the consent decree entered into in 1993 of $5.9 million over the prior year to $11.3 million.
     OPERATING INCOME for 1996 increased by $58.2 million to $156.4 million in comparison to 1995 as a result of the factors noted in the preceding paragraphs.
                                       16

     INTEREST AND DEBT EXPENSE, NET, from continuing operations and discontinued operations totaled $268.9 million for the year ended December 31, 1996 as compared to $262.2 million for the prior year. The net increase is due principally to the addition of $17.6 million in interest and debt expense associated with the Coco's and Carrows acquisition. This increase is partially offset by the following: a decrease in interest expense of approximately $5.3 million due to a lower level of principal outstanding during the 1996 period (excluding the impact of the Coco's and Carrows acquisition) resulting primarily from the repurchase of approximately $25.0 million of senior indebtedness on September 30, 1995 and the scheduled repayments of long-term debt during 1996; an increase in interest income of $3.2 million during 1996 due to increased cash and cash equivalents prior to the acquisition of Coco's and Carrows; a decline of $1.6 million in interest expense during the 1996 period associated with lower interest rates related to interest rate exchange agreements; and the elimination of $0.8 million in interest expense associated with various operations that were sold in 1995.
     THE BENEFIT FROM INCOME TAXES from continuing operations for the year ended December 31, 1996 reflects an effective income tax rate of 16% compared with 0% for 1995. The change from the prior year can be attributed to the recognition of refunds in the current period due to the carryback of current year tax losses and the reversal of certain reserves established in prior years in connection with proposed deficiencies from the Internal Revenue Service (See Note 6 to the accompanying Consolidated Financial Statements for additional information).
     THE LOSS FROM CONTINUING OPERATIONS was $99.6 million for the year ended December 31, 1996 as compared with $147.1 million for the prior year. The net loss for the 1996 year end was $99.6 million compared to a net loss for the prior year of $69.4 million. The prior year included $77.2 million of income from discontinued operations reflecting gains of $77.9 million on the related sales of the discontinued operations in the fourth quarter of 1995.
  ACCOUNTING CHANGE
     In 1996, the Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" (SFAS 123) while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The adoption of SFAS 123 did not impact the Statements of Consolidated Operations or the Consolidated Balance Sheets included herein.
1995 VS. 1994
     Flagstar's CONSOLIDATED REVENUE for 1995 decreased by approximately $94.5 million (3.5%) as compared with 1994 primarily reflecting the sale of PFC in September 1995 coupled with the continued weakness of the Company's Hardee's operations.
     The Company's OPERATING EXPENSES, before considering the effects of the provision for (recovery of) restructuring charges and charge for impaired assets, decreased by $55.7 million (2.3%) in 1995 as compared with 1994. Such decrease is principally due to a decrease of approximately $43.6 million attributable to the sale of Denny's distribution subsidiary, PFC, which was sold in September 1995 and an increase in gains on sales of restaurants from $8.8 million in 1994 to $24.5 million in 1995.
     TOTAL INTEREST AND DEBT EXPENSE from continuing and discontinued operations decreased by $18.1 million in 1995 as compared to 1994 (an $18.5 million decrease attributable to discontinued operations offset by a $0.4 million increase in continuing operations) principally as a result of a reduction in interest expense of $7.0 million following the payment during June 1994 of the principal amount ($170.2 million) outstanding under the term facility of the Company's credit agreement then outstanding and certain other indebtedness upon the sale of the Company's food and vending subsidiary, a reduction in interest expense of $4.0 million during 1995 for other indebtedness related to other subsidiaries which have been sold, and a decrease in interest expense of $6.1 million during 1995 related to interest rate exchange agreements.
  DISCONTINUED OPERATIONS
     The Company's concession and recreation services businesses were sold during 1995 resulting in a net gain of $77.9 million. These businesses have been accounted for as discontinued operations and recorded operating revenues of $322.3 million during 1995, a decrease of $3.1 million (0.9%) from 1994. Revenues related to the stadium concession subsidiary increased $9.2 million during 1995 to $190.8 million from $181.6 million in 1994. Operating income and depreciation and amortization expense of the concession subsidiary were $2.4 million and $10.9 million, respectively, during
                                       17

1995 as compared with $6.5 million and $9.8 million, respectively, in 1994. Such decrease in operating income during 1995 is due principally to a decrease in average attendance at major league baseball games during the 1995 season. Revenues related to the recreation services subsidiary decreased by $12.3 million during 1995 to $131.5 million from $143.8 million during 1994. Operating income and depreciation and amortization expense of the recreation services subsidiary for 1995 were $14.7 million and $3.8 million, respectively, as compared with $16.3 million and $4.7 million, respectively, during 1994. Such decrease in revenues and operating income of the recreation services subsidiary is due principally to the loss of the service contract at the Kennedy Space Center during 1995.
  RESTRUCTURING
     Effective in the fourth quarter of 1995, as a result of a comprehensive financial and operational review, the Company approved a restructuring plan. The plan generally involved a reduction in personnel and a decision to outsource the Company's information systems function. Operating expenses for 1995 reflect a provision for restructuring of $15.9 million including charges for severance of $5.4 million, $7.6 million for the write-down of computer hardware and other assets, and $2.9 million for various other charges.
  ACCOUNTING CHANGE
     During 1995 the Company adopted Statement of Financial Accounting Standards No. 121 which resulted in a charge to operating expenses of $51.4 million for the write-down of Denny's, Hardee's and Quincy's restaurant properties. This charge reflected the write-down of 99 units which the Company planned to continue to operate and an additional 36 units which were to be closed or sold in 1996. Of the 36 units, the Company had closed 29 units through 1996. It intends to dispose of two of the remaining units in 1997 and continue to operate the other five.
  EXTRAORDINARY ITEMS
     The Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, during 1995 which represents a gain on the repurchase of $25.0 million principal amount of certain indebtedness, net of the charge-off of the related unamortized deferred financing costs. During 1994, the Company also recognized an extraordinary loss totalling $11.7 million, net of income tax benefits of $0.2 million representing the charge-off of unamortized deferred financing costs associated with the prepayment in June 1994 of senior bank debt. RESTAURANT OPERATIONS
DENNY'S

                                                                             1994               1995               1996
($ IN MILLIONS, EXCEPT AVG. UNIT DATA)
Net Company Sales (a)....................................................   $1,508             $1,442             $1,202
Franchise Revenue........................................................       40                 49                 55
Total Revenue (a)........................................................    1,548              1,491              1,257
Operating Expenses (a)...................................................    1,425              1,394              1,135
Operating Income (a)(b)..................................................      123                 97                122
Depreciation/Amortization (a)............................................   $   68             $   70             $   53
Comparable Store Sales Increase..........................................      0.3%               2.4%               1.7%
AVERAGE UNIT DATA:
Average Annual Unit Sales ($ in thousands):
  Company Operated.......................................................   $1,248             $1,283             $1,313
  Franchised.............................................................    1,060              1,086              1,090
Average Guest Check......................................................   $ 4.75             $ 4.86             $ 5.03
Average Weekly Traffic Count.............................................    5,047              5,071              5,025
Operated Units
  Company Operated.......................................................      978                933                894
  Franchise..............................................................      512                596                677
  International..........................................................       58                 24                 25
       Total.............................................................    1,548              1,553              1,596

(a) Includes the operating results of the Company's food processing (PTF) and distribution (PFC) operations.
(b) Operating income reflects a provision for restructuring of $5 million and a charge for impaired assets of $24 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets see Notes 1 and 3 to the Consolidated Financial Statements.
1996 VS. 1995
     REVENUE from Company-owned units for 1996 decreased by $240.1 million (16.7%) from 1995 to $1,201.6 million. $218.2 million of this decrease can be attributed to the dispositions of PFC and PTF in 1995 and 1996, respectively. The remaining decrease of $52.2 million primarily results from operating 39 fewer Company-owned restaurants, partially offset by gains in comparable store sales of $30.3 million.
     Average unit sales in 1996 increased by 2.4% versus 1995. This increase is comprised of a 0.7% gain resulting from the impact of closed restaurants and those sold to franchisees, and a 1.7% gain in comparable store sales. The gains in comparable store sales were driven by an increase in average guest check, which was somewhat offset by a decrease in customer traffic. The full year gains in average check were aided by a September price increase that eliminated the $1.99 tier from the value menu. This price increase was triggered by commodity cost increases, minimum wage legislation and labor rate pressures. While the price increase had a positive impact on guest check averages, this increase was somewhat offset by a decline in customer counts.
     FRANCHISE REVENUE in 1996 increased by $6.2 million (12.7%) over 1995, to $55.1 million. The increase in franchise revenue is primarily attributable to 82 additional franchised units in 1996. $2.2 million of the increase was generated from initial fees from new franchise openings while the balance reflects an increase in royalties from units added in 1995 and 1996. Nineteen Company-owned units were sold to franchisees during 1996, generating $7.7 million in gains which are reflected as a reduction in operating expense.
     OPERATING EXPENSES for 1996 compared to 1995 decreased by $258.9 million (18.6%) to $1,134.9 million. This decrease is partially due to the restructuring charge and charge for impaired assets included in the 1995 results ($5.4 million and $23.9 million, respectively), a $2.8 million decrease in 1996 depreciation expense related to the 1995 impairment write-down, a $4.7 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over the prior year amounts and a decrease of $201.6 million due to the dispositions of PFC and PTF. The effect of these items is somewhat offset by a decrease in the gains from restaurants sold to franchisees ($20.7 million in 1995 versus $7.7 million in 1996). Excluding these items, operating expenses decreased $33.5 million from the prior year. This decrease reflects several factors. Food costs and restaurant labor were favorable in comparison to 1995 by $14.0 million and $8.8 million, respectively, reflecting the decline in the number of Company-owned restaurants as well as the positive impact of cost control measures in the restaurants. These decreases were offset, in part, by higher commodity prices (particularly for pork, dairy, eggs and bread) over the prior year and increases in the Federal and state minimum wages.
     OPERATING INCOME for 1996 improved by $25.1 million (25.8%), as compared to 1995, to $121.9 million as a result of the factors noted above.
1995 VS. 1994
     Denny's REVENUES decreased by $57.3 million (3.7%), of which $53.0 million was attributable to a decrease in outside revenues at the Company's food processing and distribution subsidiaries. Such revenue decrease reflects the sale of the Company's distribution subsidiary during the third quarter of 1995. The remaining decrease of $4.3 million is primarily due to a 45-unit net decrease in the number of Company-owned restaurants at December 31, 1995 as compared to December 31, 1994, which was partially offset by an 84-unit increase in the number of franchised restaurants. Comparable store sales at Denny's increased 2.4% during 1995 as compared with 1994, reflecting increases in average check of 2.3% and 0.2% in traffic. During 1995, Denny's completed remodels on 182 Company-owned restaurants.
     OPERATING EXPENSES before the provision for restructuring charges and charge for impaired assets at Denny's decreased $59.9 million principally due to decreases in product costs including $43.6 million attributable to Denny's distribution subsidiary which was sold in September 1995. Operating expenses for 1994 include twelve months of charges for the food distribution subsidiary; whereas, 1995 includes approximately nine months of such charges. Denny's operating expenses before the provision for restructuring charges and charge for impaired assets were also reduced during 1995
                                       19
by gains on the sale of restaurants to franchisees of $20.7 million. This compares to gains in 1994 of $8.8 million. Such decreases in operating expenses were offset, in part, by an increase in advertising expense of $6.0 million. HARDEE'S

                                                                             1994               1995               1996
($ IN MILLIONS, EXCEPT AVG. UNIT DATA)
Revenue..................................................................   $  701             $  660             $  603
Operating Expenses.......................................................      625                656                562
Operating Income (a).....................................................       76                  4                 41
Depreciation/Amortization................................................   $   41             $   42             $   37
Comparable Store Sales (Decrease)........................................     (3.6%)             (8.6%)             (7.2%)
AVERAGE UNIT DATA:
Average Annual Unit Sales ($ in thousands)...............................   $1,206             $1,104             $1,041
Average Guest Check......................................................   $ 3.11             $ 3.16             $ 3.17
Average Weekly Traffic Count.............................................    7,459              6,713              6,320
Operated Units...........................................................      595                593                580

(a) Operating income reflects a provision for restructuring of $8 million and a charge for impaired assets of $24 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets, see Notes 1 and 3 to the Consolidated Financial Statements.
1996 VS. 1995
     REVENUE for Hardee's for 1996 decreased by $56.9 million (8.6%) from 1995, to $602.9 million. The revenue decrease was primarily driven by 13 fewer restaurants in the Company's chain and a decrease in average unit sales in comparison to 1995. Comparable store sales decreased by 7.2% primarily due to decreased customer traffic in the face of continued aggressive "value/discounting" promotions by competitors within the quick-service segment and inclement weather during the first quarter. In the second half of the year, Flagstar's Hardee's began focusing less on discounting and more on overall value, introducing items which are somewhat higher priced but which management believes still offer good value for the money. The latest such promotion introduces the "Monster" line of items, featuring a large burger and a large omelet biscuit. This strategy has helped drive guest check averages; however, the increased average guest check has only marginally offset the decrease in traffic.
     OPERATING EXPENSES in 1996 decreased $93.4 million (14.2%), to $562.2 million, as compared to 1995. This decrease is partially driven by the restructuring charge and charge for impaired assets included in the 1995 results ($7.8 million and $23.7 million, respectively), a $2.3 million decrease in 1996 depreciation and amortization expense resulting from the impairment write-down in 1995 and a $1.9 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over the prior year amount. This decrease also reflects the impact of lower comparable store sales, a decrease in the number of restaurants and management's increased focus on achieving improvement in operating efficiencies. The success of such cost control efforts is reflected by the fact that even after removing the impact on 1995 of the restructuring and impairment charges and the related reduction in depreciation in 1996, operating income would have increased $2.7 million over 1995, despite a decrease in revenue of $56.9 million. Labor savings had the most significant impact in reducing operating expenses. Labor as a percent of sales was 1% lower than in 1995. This was accomplished primarily by reducing in-store labor to become more competitive and more in line with quick-service industry standards, allowing management to reduce costs despite the impact of an increased Federal minimum wage.
     OPERATING INCOME for 1996 improved by $36.5 million, to $40.7 million, in comparison to 1995 as a result of the factors described above.
1995 VS. 1994
     Hardee's REVENUE decreased during 1995 by $40.6 million, to $659.9 million, from $700.5 million during 1994, principally due to a decline of 8.6% in comparable store sales. The decrease in comparable store sales resulted from a 10.0% decline in traffic which was mitigated by a 1.6% increase in average check. The decline in traffic was impacted by continued aggressive promotions and discounting by quick-service competitors. During 1995, the Company remodeled 59 Hardee's restaurants.
                                       20

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
QUINCY'S

                                                                             1994               1995               1996
($ IN MILLIONS, EXCEPT AVG. UNIT DATA)
Revenue..................................................................   $  284             $  294             $  259
Operating Expenses.......................................................      261                272                252
Operating Income (a).....................................................       23                 22                  7
Depreciation/Amortization................................................   $   11             $   12             $   11
Comparable Store Sales Increase (Decrease)...............................      2.9%               4.8%             (10.8%)
AVERAGE UNIT DATA:
Average Annual Unit Sales ($ in thousands)...............................   $1,350             $1,438             $1,301
Average Guest Check......................................................   $ 5.79             $ 5.88             $ 6.06
Average Weekly Traffic Count.............................................    4,486              4,703              4,132
Operated Units...........................................................      207                203                199

(a) Operating income reflects a restructuring charge and charge for impaired assets of $0.6 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets see Notes 1 and 3 to the Consolidated Financial Statements.
1996 VS. 1995
     REVENUE for Quincy's in 1996 decreased by $35.1 million (11.9%) from 1995, to $259.2 million. The revenue decrease was primarily driven by a decrease in customer traffic, as well as four fewer restaurants, offset somewhat by an increase in the average guest check. Customer traffic, which decreased by 12% versus 1995, was primarily responsible for the 10.8% decrease in comparable store sales. The significant decline in customer traffic reflects, among other things, continued traffic declines in the family-steak category, in general, as well as a difficult comparison to the prior year (which benefited from several newly remodeled units), in addition to the unsuccessful introduction of a new steak product earlier in the year. Also, over the last two years management has experimented with various formats at Quincy's, which has led to some customer confusion and a lack of focus for the concept.
     To address this issue, in October, management initiated a "Relaunch" program to re-establish the brand and give customers a consistent experience. In this regard, during the third quarter of 1996, new products were developed and tested, training was implemented at all levels, facilities were improved, and management rolled out a new value steak promotion, the "No Mistake Steak", which also introduced a number of new products accompanied by increased media advertising. Although the "Relaunch" results to date have been positive, management notes that the program is still in its early stages and that it will take time to measure its full impact on results.
     OPERATING EXPENSES in 1996 as compared to 1995 decreased by $19.4 million (7.1%), to $252.5 million. This decrease was driven by the decline in sales and a $1.2 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over the prior year amount. These decreases were partially offset by the additional costs in product, labor and advertising to institute the "Relaunch" program. Primarily due to the training efforts related to re-launching the brand, labor costs increased $3.0 million (1.2%) over 1995. Also, after a period of no advertising for Quincy's in August and September as the Relaunch plan was formulated, advertising was increased significantly in the fourth quarter to support the reintroduction of the brand, resulting in an overall increase in advertising expense of approximately $3.0 million in 1996 over the prior year.
     OPERATING INCOME in 1996 as compared to 1995 declined by $15.7 million, to $6.6 million, as a result of the factors described above.
1995 VS. 1994
     Quincy's REVENUES increased by $9.9 million (3.5%) during 1995 as compared to 1994 despite a four-unit decrease in the number of restaurants operated at December 31, 1995 as compared to December 31, 1994. Such increase in revenues
                                       21
is primarily due to a 4.8% increase in comparable store sales as a result of increases of 3.3% in traffic and 1.5% in average check. During 1995, the increased traffic is partially attributable to the remodeling of 35 of its restaurants.
     An increase in OPERATING EXPENSES is principally attributable to increases in payroll and benefits expense of $4.4 million, product costs of $3.3 million associated primarily with the increase in revenues during 1995, and advertising expense of $2.7 million.
EL POLLO LOCO

                                                                             1994               1995               1996
($ IN MILLIONS, EXCEPT AVG. UNIT DATA)
Net Company Sales........................................................   $  127             $  117             $  114
Franchise Revenue........................................................        6                 10                 14
Total Revenue............................................................      133                127                128
Operating Expenses.......................................................      124                114                114
Operating Income.........................................................        9                 13                 14
Depreciation/Amortization................................................   $    6             $    5             $    6
Comparable Store Sales Increase..........................................      6.5%               2.0%               7.2%
AVERAGE UNIT DATA:
Average Annual Unit Sales ($ in thousands):
  Company Operated.......................................................   $  932             $1,019             $1,155
  Franchised.............................................................      893                858                852
Average Guest Check......................................................   $ 6.59             $ 6.76             $ 6.63
Average Weekly Traffic Count.............................................    2,720              2,894              3,350
Operated Units:
  Company Operated.......................................................      127                103                 96
  Franchise..............................................................       78                112                135
  International..........................................................        4                  2                 10
       Total.............................................................      209                217                241

1996 VS. 1995
     REVENUE from Company-owned El Pollo Loco units for 1996 decreased by $1.6 million (1.4%) from 1995 to $114.7 million. The revenue decrease was primarily driven by a net decrease of seven restaurants (eight units sold to franchisees, one Company-owned unit opened), partially offset by gains in comparable store sales.
     Comparable store sales increased 7.2%, driven by increased guest traffic, which on a comparable store basis, increased 9.9%. The increased traffic was principally attributable to the highly successful "Pollo Bowl," rolled out in late 1995, which currently accounts for 11% of the menu mix, as well as other key promotions. Comparable store sales also benefited from the Foster's Freeze rollout. The decrease in average guest check was driven by a change in value focus in 1996. During 1995, most of the value offerings featured very large amounts of food (such as the $14.99 Holiday Feast), whereas in 1996, value was approached on a quantity and price basis (such as the Pollo Bowl and $9.99 for 12 pieces of chicken).
     FRANCHISE REVENUE in 1996 increased $3.3 million (31.7%) over 1995 to $13.7 million. The increase in revenue is primarily due to 31 additional franchise units in 1996. Of the increase in revenue, $0.8 million was generated from initial fees collected as new franchised units were opened, with the remainder coming from the ongoing royalty stream of the additional units. Eight units were sold to franchisees during 1996, generating $0.7 million in gains which are reflected as a reduction of operating expenses.
     OPERATING EXPENSES increased $0.5 million in 1996 over the prior year, to $114.6 million, due to a decrease in gains recognized on the sale of restaurants to franchisees, from $3.8 million in 1995 to $0.7 million in 1996. Removing the impact of the decrease in restaurant sales to franchisees, El Pollo Loco experienced a net decrease in operating expenses of $2.6 million reflecting, among other things, lower product costs associated with the Pollo Bowl and other new products, a decrease in direct labor costs due to improved labor scheduling and staffing initiatives, food cost control measures and a $0.4 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over
                                       22
the prior year amount. These improvements were attained despite an increase in chicken prices versus 1995, and the increased Federal and state minimum wages.
     OPERATING INCOME for 1996 in comparison to 1995, improved by $1.2 million (9.5%) to $13.8 million as a result of the factors discussed above.
1995 VS. 1994
     REVENUES at El Pollo Loco decreased $6.4 million (4.8%) to $126.7 million during 1995, from $133.1 million during 1994, primarily due to a 24-unit net decrease in the number of Company-owned restaurants following the sale of units to franchisees. Comparable store sales at Company-owned El Pollo Loco units increased by 2.0% reflecting an increase in average check of 2.4% which was partially offset by a 0.4% decrease in traffic. During 1995, El Pollo Loco completed remodels on 57 of its Company-owned restaurants.
     OPERATING EXPENSES at El Pollo Loco decreased by $9.6 million during 1995 due primarily to a 24-unit net decrease at December 31, 1995 as compared with December 31, 1994 in the number of Company-operated restaurants following the sale of restaurants to franchisees. El Pollo Loco's operating expenses during 1995 included gains on the sale of restaurants of $3.8 million as compared with $1.2 million during 1994.
COCO'S AND CARROWS
     The Company's operating results for the year ended December 31, 1996 include 31 weeks of Coco's and Carrows operations subsequent to their acquisition in May. Coco's and Carrows revenues for the period were $163.7 million and $131.4 million, respectively. Operating expenses for Coco's and Carrows were $155.5 million and $124.7 million, respectively.
     The following information is provided for analysis purposes only as it includes information for periods prior to the acquisition of Coco's and Carrows by the Company on May 23, 1996:
COCO'S AND CARROWS

                                                                                                            1995        1996
($ IN MILLIONS, EXCEPT AVG. UNIT DATA)
Net Company Sales.......................................................................................   $  502      $  487
Franchise Revenue.......................................................................................        4           4
Total Revenue...........................................................................................      506         491
Operating Expenses......................................................................................      474         477
Operating Income........................................................................................       32          14
Depreciation/Amortization...............................................................................   $   28      $   31

COCO'S
Comparable Store Sales (Decrease).......................................................................     (5.0%)      (1.6%)
AVERAGE UNIT DATA:
Average Annual Unit Sales ($ in thousands)..............................................................   $1,506      $1,462
Average Guest Check.....................................................................................   $ 6.72      $ 6.79
Average Weekly Traffic Count............................................................................    4,271       4,159
Operated Units:
  Company Operated......................................................................................      188         183
  Franchise.............................................................................................        6           5
  International.........................................................................................      252         278
       Total............................................................................................      446         466

CARROWS
Comparable Store Sales (Decrease) Increase..............................................................     (0.2%)       0.1%
AVERAGE UNIT DATA:
Average Annual Unit Sales ($ in thousands)..............................................................   $1,372      $1,343
Average Guest Check.....................................................................................   $ 6.09      $ 6.26
Average Weekly Traffic Count............................................................................    4,363       4,252
Operated Units..........................................................................................      161         160

LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has met its liquidity requirements with internally generated funds, external borrowings, and in recent years, proceeds from asset sales. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under its Second Amended and Restated Credit Agreement, dated as of April 10, 1996, among TWS Funding, Inc., as borrower, Flagstar, certain lenders and co-administrative agents named therein, and Citibank, N.A., as funding agent (as amended, from time to time, the "Credit Agreement"), and other external borrowings, as its primary sources of liquidity.
     The following table sets forth, for each of the years indicated, a calculation of the Company's cash from operations available for debt repayment and capital expenditures:

                                                                          YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,
($ IN MILLIONS)                                                              1995            1996
Net loss..............................................................      $(69.4)         $(99.6)
Charge for impaired assets............................................        51.4              --
Provision for restructuring charges...................................        15.9              --
Non-cash charges (credits)............................................       120.3           119.9
Deferred income tax benefit...........................................        (3.5)           (9.0)
Discontinued operations...............................................       (77.2)             --
Extraordinary items, net..............................................        (0.5)             --
Change in certain working capital items...............................        (6.1)            7.4
Change in other assets and other liabilities, net.....................       (31.0)          (16.1)
Cash from operations available for debt repayment and capital
  expenditures........................................................      $ (0.1)         $  2.6

     The cash flows generated by Coco's and Carrows, which was acquired in May 1996, are required by the instruments governing the indebtedness incurred to finance such acquisition, to service the debt issued by FRD, Flagstar's acquisition subsidiary and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Flagstar under certain conditions, are currently unavailable to be used to service the debt of Flagstar and its other subsidiaries. Coco's and Carrows' cash flows from operations included in the Company's total cash flow from operations, was $21.2 million in 1996.
     The Credit Agreement, which expires on April 10, 1999, provides Flagstar with a $150 million revolving credit facility. It is available for working capital advances and letters of credit, with a working capital advance sublimit of $75 million. As of December 31, 1996, there were no working capital advances outstanding under this credit facility, although approximately $79.7 million letters of credit were outstanding; accordingly, $70.3 million was available for additional letters of credit or working capital borrowings. The Credit Agreement and the indentures governing the Company's outstanding public debt contain negative covenants that restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness, further encumber its assets and purchase or sell assets. In addition, the Credit Agreement includes provisions for the maintenance of a minimum level of interest coverage, limitations on ratios of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures.
     In connection with the acquisition of Coco's and Carrows, FRI-M, which became thereby a wholly-owned subsidiary of the Company, obtained a new credit facility consisting of a $56 million term loan, which matures on August 31, 1999, and a $35 million revolving credit facility, which is available until August 31, 1999 for Coco's and Carrows general working capital advances and letters of credit. Such facility is unavailable to Flagstar and its other subsidiaries.
                                       24

     As of December 31, 1996, scheduled debt maturities of long-term debt relative to Flagstar and its subsidiaries for the years 1997 and thereafter are as follows:

                                                                     FLAGSTAR
($ IN MILLIONS)                                                    EXCLUDING FRD     FRD
1997............................................................      $  43.3       $ 19.6
1998............................................................         34.2         23.6
1999............................................................         27.5         23.7
2000............................................................        323.3          3.4
2001............................................................        277.9          3.1
Thereafter......................................................      1,448.0        164.7

     In addition to scheduled maturities of principal, on a consolidated basis, approximately $269 million of cash will be required in 1997 to meet interest payments on long-term debt.
     Since the leveraged buyout of Flagstar by FCI in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the transaction, due in large part to increased competition, intensive pressure on pricing due to discounting, adverse economic conditions and relatively limited capital resources to respond to these changes. Such trends have generally continued through 1996. The Company's cash flows have been sufficient to fund its operations and make interest payments when due. However, the Company's core businesses have not experienced cash flow growth sufficient to provide adequate funds to invest for future growth.
     These conditions present both short-term and long-term financial challenges to the Company. To address these matters, management is developing plans to maintain its liquidity and improve its capital structure. Specifically, FCI's Board of Directors elected not to declare the January 15, 1997 quarterly dividend on FCI's preferred stock. In addition, the new management team that has been put in place during the last 18 months is identifying cost reduction and revenue enhancement strategies intended to improve operations. While these actions may enhance the short-term financial position of the Company, over the long-term management has concluded that a substantial restructuring or refinancing of the Company's debt, which may include a negotiated restructuring or other exchange transaction, will be required to allow the Company to meet its long-term debt obligations and will be a prerequisite to future growth through additional investment in its restaurants. Accordingly, on January 21, 1997, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in exploring alternatives to improve the Company's capital structure. Management intends to explore all alternatives to reduce the Company's debt service requirements and allow the Company to reinvest in its core businesses and grow the restaurant concepts over the long-term. There can be no assurance, however, that management will be successful in this regard.
     With respect to short-term liquidity, management believes that through a combination of cash generated from operations, funds available through the bank credit facility, various cash management measures and other sources, adequate liquidity exists to meet the Company's working capital, debt service and capital expenditure requirements for at least the next twelve months. Although no assurances can be given in this regard, management believes, based on the Company's historical relationship with its banks, that it will be able, as necessary, to maintain access to funds available under the Credit Agreement.
     The Company's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1996, total capital expenditures were approximately $67.3 million, of which approximately $1.3 million was used to remodel existing restaurants, $21.8 million was used to refurbish existing restaurants, $7.5 million was used for POS systems and other information technology assets, $0.8 million was used to open new restaurants, and $35.9 million was used to maintain existing facilities and equipment. Of the total capital expenditures, approximately $12.3 million were financed through capital leases. Capital expenditures during 1997 are expected to total approximately $90 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.
     The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories, and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 31, 1996, the Company's working capital deficiency, exclusive of net assets held for sale, was $301.3 million as compared with $122.2 million at the end of 1995. Such increase reflects the use of the Company's excess cash at December 31, 1995, which resulted from the
                                       25
sales of the Company's non-restaurant business in 1995, to acquire the Coco's and Carrows restaurant chains and to fund the Company's 1996 operations.
     On February 22, 1996, the Company entered into an agreement with Integrated Systems Solutions Corporation (ISSC). The ten year agreement for $340.6 million (including $17.6 million for FRD), which requires annual payments by the Company ranging from $24.0 million to $47.5 million, provides for ISSC to manage and operate the Company's information systems, as well as develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants, and field management. ISSC will oversee data center operations, applications development and maintenance, voice and data networking, help desk operations, and POS technology.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to Financial Statements which appears on page F-1 herein.
FORM 11-K INFORMATION
     Flagstar, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as applicable, will file as an amendment to this Annual Report of Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Flagstar 401(k) Plan and the Denny's 401(k) Plan.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
     The information required by this item is omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
DESCRIPTION OF INDEBTEDNESS
     The following summary of the principal terms of the current indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, copies of which have been filed as exhibits to this Annual Report on Form 10-K. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference.
     THE FLAGSTAR CREDIT AGREEMENT
     On April 10, 1996 Flagstar entered into the Credit Agreement which established a $150 million senior secured working capital and letter of credit facility, with a $75 million sublimit for working capital advances.
     Under the Credit Agreement, Flagstar is required to permanently reduce the facility by the aggregate amount of Net Cash Proceeds (as defined therein) received from (i) the sale, lease, transfer or other disposition of certain assets of Flagstar or any of its Restricted Subsidiaries (as defined therein) and (ii) the sale or issuance by FCI or any of its
                                       26

Restricted Subsidiaries of any Debt (as defined therein) (other than Debt permitted by the terms of the Credit Agreement and to the extent the Net Cash Proceeds are applied to refinance certain existing Subordinated Debt (as defined therein)).
     The Credit Agreement contains covenants customarily found in credit agreements for leveraged financings that restrict, among other things, the ability of Flagstar and its Restricted Subsidiaries to make, engage in or incur
(i) liens and security interests other than liens securing the obligations under the Credit Agreement, certain liens existing as of the date of effectiveness of the Credit Agreement, certain liens in connection with the financing of capital expenditures, certain liens arising in the ordinary course of business, including certain liens in connection with intercompany transactions and certain other exceptions; (ii) Debt, other than Debt under the Loan Documents (as defined therein), certain capital lease obligations, certain Debt in existence on the date of the Credit Agreement, certain Debt in connection with the financing of capital expenditures, certain Debt in connection with Investments (as defined therein) in new operations, properties and franchises, certain trade letters of credit, certain unsecured borrowings in the ordinary course of business, certain intercompany indebtedness and certain other exceptions; (iii) lease obligations, other than obligations in existence as of the effectiveness of the Credit Agreement, certain leases entered into in the ordinary course of business, certain capital leases, certain intercompany leases and certain other exceptions; (iv) mergers or consolidations, except for certain intercompany mergers or consolidations and certain mergers to effect certain transactions otherwise permitted under the Credit Agreement; (v) sales of assets, other than certain dispositions of inventory and obsolete or surplus equipment in the ordinary course of business, certain dispositions in the ordinary course of business of properties no longer used or useful to the business of the Company, certain intercompany transactions, certain dispositions in connection with sale and leaseback transactions, certain exchanges of real property, fixtures and improvements for other real property, fixtures and improvements, certain dispositions of a portion of certain restaurant assets of Denny's Holdings, Inc., certain dispositions in connection with the sale of PTF and its subsidiaries, and dispositions of certain underperforming restaurants; (vi) Investments, other than certain intercompany indebtedness, certain investments made in connection with joint venture or franchise arrangements, certain loans to employees, investments in new operations, properties or franchises subject to certain limitations and certain other exceptions; (vii) payments of dividends or other distributions with respect to capital stock of Flagstar, other than dividends from Flagstar to FCI to enable FCI to repurchase FCI common stock and FCI stock options from employees in certain circumstances, payments to FCI with respect to fees and expenses incurred in the ordinary course of business by FCI in its capacity as a holding company for Flagstar, payments enabling Flagstar and its Restricted Subsidiaries to pay their tax liabilities and certain other exceptions; (viii) sales or dispositions of the capital stock of subsidiaries other than sales by Restricted Subsidiaries of Flagstar to Flagstar or certain other subsidiaries and certain other exceptions; (ix) conduct by Flagstar or certain of its subsidiaries of business inconsistent with its status as a holding company or single purpose subsidiary, as the case may be, or entering into transactions inconsistent with such status; and (x) prepayments of Debt, other than certain payments of Debt in existence on the date of the Credit Agreement, certain payments to retire Debt in connection with permitted dispositions of assets, certain prepayments of advances under the Credit Agreement and certain other exceptions.
     The Credit Agreement also contains covenants that require Flagstar to meet certain financial ratios and tests described below:
     TOTAL DEBT TO EBITDA RATIO. Flagstar is required not to permit the ratio of
(a) Total Debt (as defined below) outstanding on the last day of any fiscal quarter less surplus cash to (b) EBITDA (as defined below) of Flagstar and its Restricted Subsidiaries on a consolidated basis for the Rolling Period (as defined below) then ended to be more than a specified ratio, ranging from a ratio of 8.40:1.00 applicable on December 31, 1996, to a ratio of 8.70:1.00 applicable March 31, 1997, to a ratio of 6.00:1.00 applicable on or after December 31, 1998.
     SENIOR DEBT TO EBITDA RATIO. Flagstar is required not to permit the ratio of (a) Senior Debt (as defined therein) outstanding on the last day of any fiscal quarter less surplus cash to (b) EBITDA of Flagstar and its Restricted Subsidiaries on a consolidated basis for the Rolling Period then ended to be more than a specified ratio, ranging from a ratio of 4.05:1.00 applicable on December 31, 1996, to a ratio of 4.25:1.00 on March 31, 1997, to a ratio of 2.90:1.00 on or after December 31, 1998.
     INTEREST COVERAGE RATIO. Flagstar is required not to permit the ratio, determined on the last day of each fiscal quarter for the Rolling Period then ended, of (a) EBITDA of Flagstar and its Restricted Subsidiaries on a consolidated basis to (b) Cash Interest Expense (as defined below) of Flagstar and its Restricted Subsidiaries on a consolidated basis to be less than a specified ratio, ranging from a ratio of 1.05:1.00 applicable on December 31, 1996, to a ratio of 1.00:1:00 on March 31, 1997, to a ratio of 1.50:1.00 on or after December 31, 1998.
                                       27

     CAPITAL EXPENDITURES TEST. Flagstar and its Restricted Subsidiaries on a consolidated basis are prohibited from making capital expenditures in excess of $80.0 million, $115.0 million and $115.0 million in the aggregate for the fiscal years ending December 31, 1996 through 1998, respectively. For the fiscal quarter ending March 31, 1999 Flagstar and its Restricted Subsidiaries are prohibited from making capital expenditures in excess of the sum of $30.0 million.
     CERTAIN DEFINED TERMS. As used in the Credit Agreement, the following terms shall have the following meanings.
     "Advance" means a working capital advance or a swing line advance or a letter of credit advance.
     "Cash Interest Expense" means, for any Rolling Period, without duplication, interest expense net of interest income, whether paid or accrued during such Rolling Period (including the interest component of capitalized lease obligations) on all Debt, INCLUDING, without limitation, (a) interest expense in respect of Advances (as defined above), the Senior Notes (as defined therein) and the Subordinated Debt (as defined therein), (b) commissions and other fees and charges payable in connection with letters of credit, (c) the net payment, if any, payable in connection with all interest rate protection contracts and
(d) interest capitalized during construction, but EXCLUDING, in each case, interest not paid in cash (including amortization of discount and deferred debt expenses), all as determined in accordance with generally accepted accounting principles.
     "EBITDA" of any person means, for any period, on a consolidated basis, net income (or net loss) PLUS the sum of (a) interest expense net of interest income, (b) income tax expense, (c) depreciation expense, (d) amortization expense and (e) extraordinary or unusual losses included in net income (net of taxes to the extent not already deducted in determining such losses) LESS extraordinary or unusual gains included in net income (net of taxes to the extent not already deducted in determining such gains), in each case determined in accordance with generally accepted accounting principles.
     "Funded Debt" means the principal amount of Debt in respect of Advances (as defined above) and the principal amount of all Debt that should, in accordance with generally accepted accounting principles, be recorded as a liability on a balance sheet and matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of the debtor, to a date more than one year from such date or arises under a revolving credit or similar agreement that obligates the lender or lenders to extend credit during a period of more than one year from such date, including, without limitation, all amounts of Funded Debt required to be paid or prepaid within one year from the date of determination.
     "Restricted Subsidiaries" means all subsidiaries of Flagstar other than the Unrestricted Subsidiaries (as defined below).
     "Rolling Period" means, for any fiscal quarter, such quarter and the three preceding fiscal quarters.
     "Surplus Cash" means, as of any date, the lesser of (a) cash reflected on consolidated balance sheet of Flagstar and its Restricted Subsidiaries in excess of $13.0 million and (b) the aggregate of amounts on deposit in the Borrower Cash Collateral Account (as defined therein) and in Collateral Investment Accounts (as defined therein).
     "Total Debt" outstanding on any date means the sum, without duplication, of
(a) the aggregate principal amount of all Debt of Flagstar and its Restricted Subsidiaries, on a consolidated basis, outstanding on such date to the extent such Debt constitutes indebtedness for borrowed money, obligations evidenced by notes, bonds, debentures or other similar instruments, obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired or obligations as lessee under leases that have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (b) the aggregate principal amount of all Debt of Flagstar and its Restricted Subsidiaries, on a consolidated basis, outstanding on such date constituting direct or indirect guarantees of certain Debt of others and (c) the aggregate principal amount of all Funded Debt (as defined above) of Flagstar and its Restricted Subsidiaries on a consolidated basis consisting of obligations, contingent or otherwise, under acceptance, letter of credit or similar facilities.
     "Unrestricted Subsidiary" means FRD Acquisition Co., a wholly-owned subsidiary of Flagstar, formed as a vehicle for the acquisition of the Family Restaurant Division of Family Restaurants, Inc. (Coco's and Carrows) and such other subsidiaries of Flagstar as Flagstar shall designate as an Unrestricted Subsidiary in writing to the agents and the lenders under the Credit Agreement in accordance with the terms of the Credit Agreement, and any subsidiaries thereof.
     Under the Credit Agreement, an event of default will occur if, among other things, (i) any person or group of two or more persons acting in concert (other than KKR, Gollust Tierney & Oliver and their respective affiliates) acquires, directly or indirectly, beneficial ownership of securities of FCI representing, in the aggregate, more of the votes entitled
                                       28
to be cast by all voting stock of FCI than the votes entitled to be cast by all voting stock of FCI beneficially owned, directly or indirectly, by KKR and its affiliates, (ii) any person or group of two or more persons acting in concert (other than KKR and its affiliates) acquires by contract or otherwise, or enters into a contract or arrangement that results in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of Flagstar or FCI or (iii) Flagstar shall cease at any time to be a wholly-owned subsidiary of FCI. If such an event of default were to occur, the lenders under the Credit Agreement would be entitled to exercise a number of remedies, including acceleration of all amounts owed under the Credit Agreement.
     FLAGSTAR PUBLIC DEBT
     As part of the Recapitalization, Flagstar consummated on November 16, 1992 the sale of $300 million aggregate principal amount of 10 7/8% Senior Notes Due 2002 (of which $280 million remains outstanding) (the "10 7/8% Notes") and issued pursuant to an exchange offer for previously outstanding debt issues $722.4 million principal amount of 11.25% Senior Subordinated Debentures Due 2004 (the "11.25% Debentures"). On September 23, 1993, Flagstar consummated the sale of $275 million aggregate principal amount of 10 3/4% Senior Notes Due 2001 (of which $270 million remains outstanding) (the "10 3/4% Notes") and $125 million aggregate principal amount of 11 3/8% Senior Subordinated Debentures Due 2003 (the "11 3/8% Debentures"). The 10 7/8% Notes and the 10 3/4% Notes are general unsecured obligations of Flagstar and rank PARI PASSU in right of payment with Flagstar's obligations under the Credit Agreement. The 11.25% Debentures are general unsecured obligations of Flagstar and are subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes and the 10 3/4% Notes. The 11.25% Debentures rank PARI PASSU in right of payment with the 11 3/8% Debentures. All such debt is senior in right of payment to the 10% Debentures.
     THE SENIOR NOTES. Interest on the 10 7/8% Notes is payable semi-annually in arrears on each June 1 and December 1. They will mature on December 1, 2002. The 10 7/8% Notes will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after December 1, 1997, initially at a redemption price equal to 105.4375% of the principal amount thereof to and including November 30, 1998, at a decreased price thereafter to and including November 30, 1999 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 10 3/4% Notes is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2001. The 10 3/4% Notes may not be redeemed prior to maturity.
     THE SENIOR SUBORDINATED DEBENTURES. Interest on the 11.25% Debentures is payable semi-annually in arrears on each May 1 and November 1. They will mature on November 1, 2004. The 11.25% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after November 1, 1997, initially at a redemption price equal to 105.625% of the principal amount thereof to and including October 31, 1998, at decreasing prices thereafter to and including October 31, 2002 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 11 3/8% Debentures is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2003. The
11 3/8% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after September 15, 1998, initially at a redemption price equal to 105.688% of the principal amount thereof to and including September 14, 1999, at 102.844% of the principal amount thereof to and including September 14, 2000 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     THE 10% DEBENTURES. Interest on the 10% Debentures is payable semi-annually in arrears on each May 1 and November 1. The 10% Debentures mature on November 1, 2014. Unless previously redeemed, the 10% Debentures are convertible at any time at the option of the holders thereof by exchange into shares of common stock of FCI at a conversion price of $24.00 per share, subject to adjustment. The 10% Debentures are redeemable, in whole or in part, at the option of the Company upon payment of a premium. The Company is required to call for redemption on November 1, 2002 and on November 1 of each year thereafter, through and including November 1, 2013, $7,000,000 principal amount of the 10% Debentures. A "Change of Control" having occurred on November 16, 1992, holders of the 10% Debentures had the right, under the indenture relating thereto, to require the Company, subject to certain conditions, to repurchase such securities at 101% of their principal amount together with interest accrued to the date of purchase. On February 19, 1993, FCI made such an offer to repurchase the $100 million of 10% Debentures then outstanding. On March 24, 1993 the Company repurchased $741,000 principal amount of the 10% Debentures validly tendered and accepted pursuant to such offer.
                                       29

     MORTGAGE FINANCINGS
     A subsidiary of Flagstar had issued and outstanding, at December 31, 1996, $190.2 million in aggregate principal amount of 10 1/4% Guaranteed Secured Bonds due 2000. Interest is payable semi-annually in arrears on each November 15 and May 15. As a result of the downgrade of Flagstar's outstanding debt securities during 1994, certain payments by the Company which fund such interest payments are due and payable on a monthly basis. Principal payments total $12.5 million annually for the years 1997 through 1999; and $152.7 million in 2000. The bonds are secured by a financial guaranty insurance policy issued by Financial Security Assurance, Inc. and by collateral assignment of mortgage loans on 238 Hardee's and 148 Quincy's restaurants.
     Another subsidiary of Flagstar has outstanding $160 million aggregate principal amount of 11.03% Notes due 2000. Interest is payable quarterly in arrears, with the principal maturing in a single installment payable in July 2000. These notes are redeemable, in whole, at the subsidiary's option, upon payment of a premium. They are secured by a pool of cross-collateralized mortgages on approximately 240 Denny's restaurant properties.
     THE FRI-M CREDIT FACILITY
     In connection with the acquisition by FRD of Coco's and Carrows on May 23, 1996, FRI-M (the "Borrower"), a wholly-owned subsidiary of FRD, obtained a new credit facility (the "FRI-M Credit Facility") consisting of a $56 million term loan (the "FRI-M Term Loan") and a $35 million working capital facility (the "FRI-M Revolver"). Proceeds from the FRI-M Term Loan were used to fund the Coco's and Carrows acquisition and to pay the transactions costs associated therewith. Proceeds from the FRI-M Revolver are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly-owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the FRI-M Revolver for the purpose of supporting (i) workers' compensation liabilities of the Borrower or any of its subsidiaries;
(ii) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (iii) certain other obligations of the Borrower and its subsidiaries.
     The FRI-M Term Loan matures on August 31, 1999. Principal installments of the FRI-M Term Loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. All amounts owing under the FRI-M Term Loan are required to be repaid on August 31, 1999. The commitment to make loans or issue letters of credit pursuant to the FRI-M Revolver expires, and all amounts outstanding under the FRI-M Revolver must be repaid, on August 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on a base rate (as defined therein) or an adjusted Eurodollar rate. The rate at year end 1996 was 8.125%.
     The FRI-M Credit Facility requires the Borrower to make mandatory prepayments in certain circumstances out of its Consolidated Excess Cash Flow (as defined therein), out of cash proceeds of certain asset sales, out of assets distributed to FRD, the Borrower or any of Borrower's direct or indirect subsidiaries (each, a "Loan Party") in connection with an employee benefit plan termination and out of net cash proceeds received by a Loan Party from certain other sources. Any mandatory partial prepayment of the FRI-M Term Loan shall be applied to installments scheduled to be paid during the twelve months immediately following the date of such prepayment, with any excess being applied ratably to the scheduled installments of the FRI-M Term Loan.
     The FRI-M Credit Facility contains certain restrictive covenants which, among other things, limit (subject to certain exceptions) the Borrower and its subsidiaries with respect to (a) incurrence of debt; (b) the existence of liens;
(c) investments and joint ventures; (d) the declaration or payment of dividends;
(e) the making of guarantees and other contingent obligations; (f) the amendment or waiver of certain related agreements; (g) mergers, consolidations, liquidations and sales of assets (including sale and leaseback transactions);
(h) payment obligations under leases; (i) transactions with shareholders and affiliates; (j) the sale, assignment, pledge or other disposition of shares of Borrower or its subsidiaries by Borrower or its subsidiaries; (k) capital expenditures; and (l) material changes in their business.
     The FRI-M Credit Facility also imposes on FRD, the Borrower and its subsidiaries certain financial tests and minimum ratios which, among other things, require that Borrower (a) shall not permit the ratio determined on the last day of each fiscal quarter for such quarter and three preceding quarters ("Rolling Period") then ended of Consolidated Adjusted EBITDA (as defined therein) to Consolidated Interest Expense (as defined therein) to be less than levels increasing from 1.50:1.00 on September 26, 1996 to 2.10:1.00 on September 23, 1999 and each fiscal quarter end thereafter; (b) permit the ratio determined on the last day of each fiscal quarter for the Rolling Period then ended of Consolidated Total Debt
                                       30

(as defined therein) to Consolidated Adjusted EBITDA (as defined) to exceed a level varying from 5.65:1.00 on September 26, 1996 to 3.65:1.00 on September 23, 1999 and each fiscal quarter end thereafter; and (c) shall not permit Consolidated Adjusted EBITDA determined on the last day of each fiscal quarter for the Rolling Period then ended to be less than an amount increasing from $11.2 million for the Rolling Period ending September 26, 1996 to $49.5 million for the Rolling Period ending June 25, 1998 and each Rolling Period thereafter.
     FRD and all of the Borrower's subsidiaries have guaranteed the obligations of the Borrower under the FRI-M Credit Facility and the other Loan Documents (as defined therein). All of the issued and outstanding common stock of the Borrower and its subsidiaries has been pledged as security for the obligations of FRD under the FRI-M Credit Facility and the other Loan Documents. The obligations of the Borrower under the FRI-M Credit Facility and the other Loan Documents are secured by substantially all assets of the Borrower and its subsidiaries.
     THE FRD SENIOR NOTES
     In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12 1/2% FRD Senior Notes due 2004 (the "FRD Notes"). Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1996. They will mature on July 15, 2004. The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including borrowings under the FRI-M Credit Facility to the extent of the value of FRD's assets securing such indebtedness. Borrowings under the FRI-M Credit Facility are secured by substantially all of FRD's assets. (The FRD Notes are structurally subordinated to all indebtedness of the Borrower (as defined above), including its indebtedness under the FRI-M Credit Facility).
                                       31

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

EXHIBIT
  NO.      DESCRIPTION
* 3.1      Restated Certificate of Incorporation of Flagstar (incorporated by reference to Exhibit 3.1 to the Registration
           Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form S-2")).
* 3.2      Certificate of Amendment to the Restated Certificate of Incorporation of Flagstar dated June 16, 1993 (incorporated by reference to Exhibit 3.1 to the Form S-2).
  3.3      By-Laws of Flagstar as amended through July 24, 1996.
* 4.1      Indenture between Flagstar and United States Trust Company of New York, as Trustee, relating to the 10% Debentures
           (including the form of security) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form
           S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures S-4")).
* 4.2      Supplemental Indenture, dated as of August 7, 1992, between Flagstar and United States Trust Company of New York,
           as Trustee, relating to the 10% Debentures (incorporated by reference to Exhibit 4.9A to the 11.25% Debentures
           S-4).
* 4.3      Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and Assignment of
           Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company, dated July 12, 1990
           (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration Statement on Form
           S-1 (No. 33-29769) of FCI (the "Form S-1 Amendment")).
* 4.4      Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of
           July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-1 Amendment).
* 4.5      Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust Company relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-1 Amendment).
* 4.6      Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the 11.25% Debentures S-4).
* 4.7      Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
* 4.8      Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.17 to the 11.25% Debentures S-4).
* 4.9      Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South Carolina, dated as of November 1, 1990, relating to certain Secured Bonds (incorporated by reference to Exhibit 4.18 to the 11.25%
           Debentures S-4).
* 4.10     Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured Restaurants Trust,
           and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to Exhibit 3.3 to the
           Registration Statement on Form S-11 (No. 33-36345) of Secured Restaurants Trust (the "Form S-11")).
* 4.11     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8% Notes
           (incorporated by reference to Exhibit 4.13 to the 1992 Form 10-K).
* 4.12     Supplemental Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8%
           Notes (incorporated by reference to Exhibit 4.14 to the 1992 Form 10-K).
* 4.13     Form of 10 7/8% Note (incorporated by reference to Exhibit 4.15 to the 1992 Form 10-K).
* 4.14     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11.25%
           Debentures (incorporated by reference to Exhibit 4.16 to the 1992 Form 10-K).
* 4.15     Form of 11.25% Debenture (incorporated by reference to Exhibit 4.17 to the 1992 Form 10-K).
* 4.16     Second Amended and Restated Credit Agreement, dated as of April 10, 1996 among TWS Funding, Inc., as borrower,
           Flagstar Corporation, certain lenders and co-agents named therein, and Citibanks, N.A., as funding agent
           (incorporated by reference to Exhibit 10.2 to FCI's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1996 (the "1996 Second Quarter 10-Q").

                                       32

EXHIBIT
  NO.      DESCRIPTION
* 4.17     First Amendment to the Second Amended and Restated Credit Agreement dated as of April 10, 1996 among TWS Funding,
           Inc., as borrower, Flagstar Corporation, certain lenders and co-agents named therein, and Citibank, N.A., as funding agents. (Incorporated by reference to Exhibit 10.2.1 to FCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "1996 Third Quarter 10-Q").
* 4.18     Second Amendment to the Second Amended and Restated Credit Agreement, dated as of August 6, 1996 (incorporated by reference to Exhibit 10.2.2 to the 1996 Third Quarter 10-Q).
* 4.19     Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 30, 1996 (incorporated by reference to Exhibit 10.2.3 to the 1996 Third Quarter 10-Q).
* 4.20     Credit Agreement, dated as of May 23, 1996, among FRD, FRI-M, certain lenders and co-agents named therein, and
           Credit Lyonnais New York Branch as administrative agent (the "FRI-M Credit Agreement") (incorporated by reference to Exhibit 10.1 of the Registration Statement on Forms S-1 and S-4 (333-07601) of FRD (the "FRD Form S-1/S-4").
* 4.21     First Amendment to the FRI-M Credit Agreement, dated July 1, 1996 (incorporated by reference to Exhibit 10.3.1 to the 1996 Third Quarter 10-Q).
* 4.22     Second Amendment to the FRI-M Credit Agreement, dated November 19, 1996 (incorporated by reference to Exhibit 4.24 to FCI's 1996 Form 10-K, File No. 0-18051 (the "1996 Form 10-K")).
* 4.23     Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "FRD Indenture")
           (incorporated by reference to Exhibit 4.1 to the FRD Form S-1/S-4).
* 4.24     Form of First Supplemental Indenture to the FRD Indenture dated as of August 23, 1996 (incorporated by reference to
           Exhibit 4.1.1 to the FRD Form S-1/S-4).
* 4.25     Stock Purchase Agreement dated as of March 1, 1996 by and among Flagstar, Flagstar Companies, Inc., the Company, and Family Restaurants, Inc. (incorporated by reference to Exhibit 4.2 to the FRD Form S-1/S-4).
* 4.26     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 3/4% Notes
           (incorporated by reference to Exhibit 4.23 to the 1993 Form 10-K).
* 4.27     Form of 10 3/4% Note (incorporated by reference to Exhibit 4.24 to the 1993 Form 10-K).
* 4.28     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11 3/8%
           Debentures (incorporated by reference to Exhibit 4.25 to the 1993 Form 10-K).
* 4.29     Form of 11 3/8% Debenture (incorporated by reference to Exhibit 4.26 to the 1993 Form 10-K).
*10.1      Warrant Agreement, dated November 16, 1992, among FCI, TW Associates and KKR Partners II (incorporated by reference to Exhibit 10.41 to the 1992 Form 10-K).
*10.2      Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form
           S-2")).
*10.3      Fair Share Agreement dated July 1, 1993 between FCI and the NAACP (incorporated by reference to Exhibit 10.43 to the Form S-2).
*10.4      Amendment No. 2 to Stockholders' Agreement, dated as of April 6, 1993, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10 to
           Flagstar's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-9364).
*10.5      Amendment (No. 3) to Stockholders' Agreement, dated as of January 1, 1995, among FCI, Gollust Tierney & Oliver
           ("GTO") and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10.6 to the 1994 Form 10-K).
*10.6      Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to Exhibit 10.7 to the 1992 Form 10-K).
*10.7      Form of Supplemental Executive Retirement Plan Trust of Flagstar (incorporated by reference to Exhibit 10.8 to the
           1992 Form 10-K).
*10.8      FCI 1989 Non-Qualified Stock Option Plan, as adopted December 1, 1989 and amended through December 13, 1996
           (incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K).
*10.9      FCI 1990 Non-Qualified Stock Option Plan, as adopted July 31, 1990 and amended through April 28, 1992 (incorporated by reference to Exhibit 10.10 to the 1994 Form 10-K).
*10.10     Form of Non-Qualified Stock Option Award Agreement pursuant to FCI 1990 Non-Qualified Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to the Form S-1 Amendment).
*10.11     Form of Mortgage related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.1 to the
           Form S-11).
*10.12     Mortgage Note in the amount of $521,993,982, made by Flagstar Enterprises, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.12 to the 11.25% Debentures S-4).
*10.13     Mortgage Note in the amount of $210,077,402, made by Quincy's Restaurants, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.13 to the 11.25% Debentures S-4).

                                       33

EXHIBIT
  NO.      DESCRIPTION
*10.14     Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.14 to the 11.25% Debentures S-4).
*10.15     Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.15 to the 11.25% Debentures S-4).
*10.16     Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
*10.17     Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.17 to the 11.25% Debentures S-4).
*10.18     Bank Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.18 to the 11.25% Debentures S-4).
*10.19     Indemnification Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.19 to the 11.25% Debentures S-4).
*10.20     Liquidity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.20 to the 11.25% Debentures S-4).
*10.21     Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.21 to the 11.25% Debentures S-4).
*10.22     Amended and Restated Lease between Quincy's Realty, Inc. and Quincy's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.22 to the 11.25% Debentures S-4).
*10.23     Amended and Restated Lease between Spardee's Realty, Inc. and Spardee's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.23 to the 11.25% Debentures S-4).
*10.24     Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.24 to the 11.25% Debentures S-4).
*10.25     Form of Assignment of Leases and Rents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.12 to the Form S-11).
*10.26     Spartan Guaranty, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.26 to the 11.25% Debentures S-4).
*10.27     Form of Hardee's License Agreement related to Secured Restaurants Trust transaction (incorporated by reference to
           Exhibit 10.14 to the Form S-11).
*10.28     Stock Pledge Agreement among Flagstar Enterprises, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.28 to the 11.25% Debentures S-4).
*10.29     Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.29 to the 11.25% Debentures S-4).
*10.30     Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
*10.31     Form of Collateral Assignment of Security Documents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.17 to the Form S-11).
*10.32     Flagstar Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.32 to the 11.25% Debentures S-4).
*10.33     Subordinated Promissory Note, dated July 28, 1992, from Flagstar to FCI (incorporated by reference to Exhibit 10.33 to the 11.25% Debentures S-4).
*10.34     Development Agreement between the Company and Hardee's Food Systems, Inc., dated January 1992 (incorporated by reference to Exhibit 10.33 to the Preferred Stock S-1).
*10.35     Stock and Warrant Purchase Agreement, dated as of August 11, 1992, between FCI and TW Associates (incorporated by reference to Exhibit 10.38 to the 11.25% Debentures S-4).
*10.36     Stockholders' Agreement, dated as of August 11, 1992, among FCI, GTO (on behalf of itself and certain affiliated partnerships), DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39 to the 11.25% Debentures S-4).
*10.37     Technical Amendment to the Stockholders' Agreement dated as of September 30, 1992, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit
           10.39A to the 11.25% Debentures S-4).
*10.38     Richardson Shareholder Agreement, dated as of August 11, 1992, between FCI and Jerome J. Richardson (incorporated by reference to Exhibit 10.40 to the 11.25% Debentures S-4).
*10.39     Employment Agreement, dated as of August 11, 1992, between Flagstar and Jerome J. Richardson (incorporated by reference to Exhibit 10.41 to the 11.25% Debentures S-4).
*10.40     Amended and Restated Employment Agreement, dated as of January 1, 1996, between Flagstar and Jerome J. Richardson
           (incorporated by reference to Exhibit 10.41 to FCI's 1995 Form 10-K, File No. 0-18051).
*10.41     Employment Agreement, dated as of January 10, 1995, between FCI and James B. Adamson (incorporated by reference to
           Exhibit 10.42 to the 1994 Form 10-K).
*10.42     Adamson Shareholder Agreement, dated as of January 10, 1995, between Associates and James B. Adamson (incorporated by reference to Exhibit 10.43 to the 1994 Form 10-K).
*10.43     Amendment to Employment Agreement, dated as of February 27, 1995, between FCI and James B. Adamson (incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K).

                                       34

EXHIBIT
  NO.      DESCRIPTION
*10.44     Form of Agreement providing certain severance benefits (incorporated by reference to Exhibit 10.48 to the 1994 Form
           10-K).
*10.45     Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
*10.46     Consent Decree dated May 24, 1994 among certain named claimants, individually and on behalf of all others similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhbit 10.51 to the 1994 Form 10-K).
*10.47     Second Amendment to Employment Agreement, dated December 31, 1996, between FCI and James B. Adamson (incorporated by reference to Exhibit 10.47 to the 1996 Form 10-K).
*10.48     Form of Agreement providing certain retention incentives, severance and change of control benefits for Company management (incorporated by reference to Exhibit 10.48 to the 1996 Form 10-K).
*10.49     Information Systems Management Agreement, dated February 22, 1996 between Flagstar and Integrated Systems Solutions
           Corporation (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
*10.50     Employment Agreement, dated as of April 24, 1995, between Flagstar and C. Robert Campbell (incorporated by reference to Exhibit 10.50 to the 1996 Form 10-K).
*10.51     Employment Agreement, dated as of April 22, 1996, between Flagstar and Craig S. Bushey (incorporated by reference to Exhibit 10.51 to the 1996 Form 10-K).
*10.52     Employment Agreement, dated as of November 21, 1995, between Flagstar and John A. Romandetti (incorporated by reference to Exhibit 10.52 to the 1996 Form 10-K).
*10.53     Employment Agreement, dated as of May 24, 1996, between Flagstar and Mark L. Shipman (incorporated by reference to
           Exhibit 10.53 to the 1996 Form 10-K).
 12        Computation of Ratio of Earnings to Fixed Charges.
*21        Subsidiaries of Flagstar (incorporated by reference to Exhibit 21 to the 1996 Form 10-K).
 27        Financial Data Schedule.
 99        Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.
(b) The Company filed a report on Form 8-K on December 23, 1996 providing certain information in Item 8. Change in Fiscal Year of such report. That filing reported a resolution adopted by the Company's Board of Directors to change its fiscal year. Beginning in 1997, the Company will move to a 4-4-5 week closing calendar pursuant to which each fiscal year shall end on the last Wednesday of the calendar year. No financial statements were included in the filing.
                                       35

                              FLAGSTAR CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                          PAGE
Independent Auditors' Report...........................................................................................    F-2
Statements of Consolidated Operations for the Three Years Ended December 31, 1994, 1995 and 1996.......................    F-3
Consolidated Balance Sheets as of December 31, 1995 and 1996...........................................................    F-4
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1994, 1995 and 1996.......................    F-5
Notes to Consolidated Financial Statements.............................................................................    F-7

                          INDEPENDENT AUDITORS' REPORT
FLAGSTAR CORPORATION
     We have audited the accompanying consolidated balance sheets of Flagstar Corporation and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related statements of consolidated operations and consolidated cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets.
DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 13, 1997
                                      F-2

                              FLAGSTAR CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                      1994            1995            1996
($ IN THOUSANDS)
Operating revenue..............................................................    $2,665,966      $2,571,487      $2,542,302
Operating expenses:
  Product cost.................................................................       919,087         864,505         744,072
  Payroll & benefits...........................................................       919,928         916,951         945,772
  Depreciation & amortization expense..........................................       129,633         132,872         129,948
  Utilities expenses...........................................................        99,021          98,212         104,477
  Other........................................................................       394,012         393,482         461,641
  Provision for (recovery of) restructuring charges (Note 3)...................        (7,207)         15,873              --
  Charge for impaired assets (Note 3)..........................................            --          51,358              --
                                                                                    2,454,474       2,473,253       2,385,910
Operating income...............................................................       211,492          98,234         156,392
Other charges (credits):
  Interest and debt expense (Note 4)...........................................       232,501         232,855         261,622
  Interest expense on note payable to FCI (Note 4).............................        14,175          14,175          14,175
  Interest income (Note 12)....................................................        (5,077)         (3,725)         (6,946)
  Other -- net (Note 12).......................................................         3,110           2,044           3,568
                                                                                      244,709         245,349         272,419
Loss before income taxes.......................................................       (33,217)       (147,115)       (116,027)
Benefit from income taxes (Note 6).............................................        (2,213)            (14)        (16,392)
Loss from continuing operations................................................       (31,004)       (147,101)        (99,635)
Gain on sale of discontinued operation, net of income tax provision of: 1994 --
  $9,999; 1995 -- $10,092 (Note 13)............................................       399,188          77,877              --
Loss from discontinued operations, net of income tax provision (benefit) of:
  1994 -- $471; 1995 -- $(1,361) (Note 13).....................................        (6,518)           (636)             --
Income (loss) before extraordinary items.......................................       361,666         (69,860)        (99,635)
Extraordinary items, net of income tax provision (benefit) of: 1994 -- $(174);
  1995 -- $25 (Note 11)........................................................       (11,757)            466              --
Net income (loss)..............................................................    $  349,909      $  (69,394)     $  (99,635)

                See notes to consolidated financial statements.
                                      F-3

                              FLAGSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                                       1995           1996
($ IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $   196,966    $    92,358
  Receivables, less allowance for doubtful accounts of: 1995 -- $2,506;
    1996 -- $2,405...............................................................................       29,855         17,823
  Loan receivable from former officer (Note 12)..................................................           --         13,922
  Merchandise and supply inventories.............................................................       32,445         31,543
  Net assets held for sale.......................................................................           --          5,114
  Other..........................................................................................       26,087         29,895
                                                                                                       285,353        190,655
Property:
  Property owned (at cost) (Notes 2, 3 and 4):
    Land.........................................................................................      255,393        252,741
    Buildings and improvements...................................................................      838,956        891,512
    Other property and equipment.................................................................      484,684        536,886
Total property owned.............................................................................    1,579,033      1,681,139
Less accumulated depreciation....................................................................      569,079        629,676
Property owned -- net............................................................................    1,009,954      1,051,463
Buildings and improvements, vehicles, and other equipment held under capital leases (Note 5).....      170,859        210,533
Less accumulated amortization....................................................................       76,778         93,740
Property held under capital leases -- net........................................................       94,081        116,793
                                                                                                     1,104,035      1,168,256
Other Assets:
  Goodwill net of accumulated amortization of: 1996 -- $3,077 (Note 2)...........................           --        205,389
  Other intangible assets, net of accumulated amortization: 1995 --
    $17,051; 1996 -- $20,611.....................................................................       22,380         27,595
  Deferred financing costs -- net (Note 11)......................................................       63,482         64,153
  Other (including loan receivable from former officer of: 1995 -- $16,454) (Note 12)............       38,578         37,385
                                                                                                       124,440        334,522
                                                                                                   $ 1,513,828    $ 1,693,433
LIABILITIES
Current Liabilities:
  Current maturities of long-term debt (Note 4)..................................................  $    38,835    $    62,885
  Accounts payable...............................................................................      125,467        160,444
  Accrued salaries and vacations.................................................................       41,102         58,838
  Accrued insurance..............................................................................       48,060         52,244
  Accrued taxes..................................................................................       30,705         25,060
  Accrued interest and dividends.................................................................       42,916         51,220
  Other..........................................................................................       80,445         76,114
                                                                                                       407,530        486,805
Long-Term Liabilities:
  Debt, less current maturities (Note 4).........................................................    1,996,111      2,179,393
  Deferred income taxes (Note 6).................................................................       18,175         16,361
  Liability for self-insured claims..............................................................       53,709         57,665
  Other non-current liabilities and deferred credits.............................................      163,203        178,203
                                                                                                     2,231,198      2,431,622
Note Payable to FCI (Note 4).....................................................................      150,000        150,000
Commitments and Contingencies (Notes 4, 5 and 8)
Shareholder's Equity (Deficit) (Note 7):
  Common stock:
    $0.01 par value; 1995 and 1996 -- 10,000 shares authorized, 440 issued and outstanding.......
  Paid-in capital................................................................................      602,896        602,896
  Deficit........................................................................................   (1,877,333 )   (1,976,968 )
  Minimum pension liability adjustment...........................................................         (463 )         (922 )
                                                                                                    (1,274,900 )   (1,374,994 )
                                                                                                   $ 1,513,828    $ 1,693,433

                See notes to consolidated financial statements.
                                      F-4

                              FLAGSTAR CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1994            1995            1996
($ IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss)...........................................................   $   349,909     $   (69,394 )    $  (99,635)
  Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating
     Activities:
     Provision for (recovery of) restructuring charges........................        (7,207 )        15,873              --
     Charge for impaired assets...............................................            --          51,358              --
     Depreciation and amortization of property................................       122,870         126,488         120,059
     Amortization of goodwill.................................................            --              --           3,077
     Amortization of other intangible assets..................................         6,763           6,384           6,812
     Amortization of deferred financing costs.................................         6,453           7,504           8,920
     Deferred income tax benefit..............................................        (2,793 )        (3,451 )        (9,031)
     Other....................................................................        (7,354 )       (20,008 )       (19,004)
     Loss from discontinued operations, net...................................         6,518             636              --
     Gain on sale of discontinued operation, net..............................      (399,188 )       (77,877 )            --
     Extraordinary items, net.................................................        11,757            (466 )            --
Changes in Assets and Liabilities Net of Effects of Acquisition,
  Dispositions and Restructurings:
  Decrease (increase) in assets:
     Receivables..............................................................        (4,452 )        (4,713 )           327
     Inventories..............................................................           340            (848 )          (833)
     Other current assets.....................................................       (11,849 )        (7,086 )        (3,964)
     Other assets.............................................................         2,241          (2,622 )        (5,456)
  Increase (decrease) in liabilities:
     Accounts payable.........................................................         9,029          16,496          19,132
     Accrued salaries and vacations...........................................         8,821          (5,551 )         4,560
     Accrued taxes............................................................        (9,582 )          (429 )        (5,502)
     Other accrued liabilities................................................       (16,696 )        (4,014 )        (6,283)
     Other noncurrent liabilities and deferred credits........................       (25,198 )       (28,364 )       (10,628)
Net cash flows provided by (used in) operating activities.....................        40,382             (84 )         2,551
Cash Flows from Investing Activities:
  Purchase of property........................................................      (154,480 )      (123,739 )       (55,026)
  Proceeds from dispositions of property......................................        20,135          25,693          14,323
  Advances to discontinued operations, net....................................        (9,670 )        (6,952 )            --
  Proceeds from sale of discontinued operations...............................       447,073         172,080              --
  Proceeds from sales of subsidiaries.........................................            --         122,500          62,992
  Acquisition of business, net of cash acquired...............................            --              --        (127,068)
  Other long-term assets, net.................................................        (6,205 )        (3,217 )        (4,670)
Net cash flows provided by (used in) investing activities.....................       296,853         186,365        (109,449)

                See notes to consolidated financial statements.
                                      F-5

                              FLAGSTAR CORPORATION
               STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1994            1995            1996
($ IN THOUSANDS)
Cash Flows from Financing Activities:
  Net borrowings (repayments) under credit agreements.........................   $   (93,000 )     $     --        $ 56,000
  Deferred financing costs....................................................           (25 )           --          (9,591)
  Long-term debt payments.....................................................      (201,664 )      (56,035)        (44,108)
  Net cash flows provided by (used in) financing activities...................      (294,689 )      (56,035)          2,301
  Increase (decrease) in cash and cash equivalents............................        42,546        130,246        (104,597)
Cash and Cash Equivalents at:
  Beginning of period.........................................................        24,174         66,720         196,966
  End of period...............................................................   $    66,720       $196,966        $ 92,369
Supplemental Cash Flow Information:
  Income taxes paid...........................................................   $     8,035       $  3,591        $  2,196
  Interest paid...............................................................   $   258,653       $253,007        $253,459
  Non-cash financing activities:
     Capital lease obligations................................................   $    18,800       $  5,505        $ 12,310
  Non Cash investing activities:
     Other investing..........................................................   $        --       $  8,185        $     --

                See notes to consolidated financial statements.
                                      F-6

                              FLAGSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION
     Flagstar Corporation (Flagstar or the Company) was acquired by Flagstar Companies, Inc. (FCI) as of July 20, 1989. Prior to June 16, 1993 the Company and FCI had been known, respectively, as TW Services, Inc. and TW Holdings, Inc.
     Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Denny's, El Pollo Loco, Quincy's Family Steakhouse, Coco's and Carrows restaurant brands and is the largest franchisee of Hardee's. Denny's, a family-style restaurant chain, operates in forty-nine states, two U.S. territories, and six foreign countries, with principal concentrations in California, Florida, Texas, Washington, Arizona,
Pennsylvania, Illinois, and Ohio. Hardee's competes in the quick-service hamburger category and Quincy's operates in the family-steak restaurant category. The Company's Hardee's and Quincy's restaurant chains are located primarily in the southeastern United States; El Pollo Loco is a quick-service flame-broiled chicken concept which operates primarily in southern California. Coco's and Carrows restaurant chains, acquired by Flagstar in May 1996, compete in the family-style category and are located primarily in the western United States.
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:
     (a) CONSOLIDATED FINANCIAL STATEMENTS. The Consolidated Financial Statements include the accounts of the Company, and its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1996 presentation.
     (b) FINANCIAL STATEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
     (c) CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     (d) INVENTORIES. Merchandise and supply inventories are valued primarily at the lower of average cost or market.
     (e) PROPERTY AND DEPRECIATION. Owned property is stated at cost and is depreciated on the straight-line method over its estimated useful life. Property held under capital leases (at capitalized value) is amortized over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:
         Merchandising equipment -- Principally five to ten years
         Buildings -- Fifteen to forty years
         Other equipment -- Two to ten years
         Leasehold improvements -- Estimated useful life limited by the lease period.
     (f) GOODWILL AND OTHER INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets acquired of FRI-M Corporation (see Note 2 for further details) is being amortized over a 40-year period on the straight-line method. Other intangible assets consist primarily of costs allocated to tradenames, franchise and other operating agreements. Such assets are being amortized on the straight-line basis over the useful lives of the franchise or the contract period of the operating agreements. The Company assesses the recoverability of goodwill and other intangible assets by projecting future net income related to the acquired business, before the effect of amortization of intangible assets, over the remaining amortization period of such assets.
     (g) IMPAIRMENT OF LONG-LIVED ASSETS. During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". Pursuant to this statement, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances
                                      F-7

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued indicate that the carrying amount of the asset may not be recoverable. In addition, long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. See Note 3 for further discussion of the impairment of long-lived assets.
     (h) DEFERRED FINANCING COSTS. Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense over the terms of the respective debt issues using the interest method.
     (i) PREOPENING COSTS. The Company capitalizes certain direct incremental costs incurred in conjunction with the opening of restaurants and amortizes such costs over a twelve month period from the date of opening.
     (j) INCOME TAXES. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
     (k) INSURANCE. The Company is primarily self insured for workers compensation, general liability, and automobile risks which are supplemented by stop loss type insurance policies. The liabilities for estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. The total discounted self-insurance liabilities recorded at December 31, 1995 and 1996 were $91.0 million and $100.1 million respectively, reflecting a 4% discount rate. The related undiscounted amounts at such dates were $98.0 million and $111.1 million, respectively.
     (l) INTEREST RATE EXCHANGE AGREEMENTS. As a hedge against fluctuations in interest rates, the Company has entered into interest rate exchange agreements to swap a portion of its fixed rate interest payment obligations for floating rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. Since such agreements are not entered into on a speculative basis, the Company uses the settlement basis of accounting. See Note 4 for further discussion of the interest rate exchange agreements.
     (m) ADVERTISING COSTS. Production costs for radio and television advertising are expensed as of the date the commercials are initially aired. Advertising expense for the years ended December 31, 1994, 1995 and 1996 was $85.8 million, $93.0 million, and $114.3 million, respectively.
     (n) DISCONTINUED OPERATIONS. The Company has allocated to discontinued operations a pro-rata portion of interest and debt expense related to its acquisition debt based on a ratio of the net assets of its discontinued operations to its total consolidated net assets as of the 1989 acquisition date. Interest included in discontinued operations for the years ended December 31, 1994 and 1995 was $37.4 million and $18.9 million, respectively.
     (o) DEFERRED GAINS. In September 1995, the Company sold its distribution subsidiary, Proficient Food Company (PFC), for approximately $122.5 million. In conjunction with the sale, the Company entered into an eight year distribution contract with the acquirer of PFC. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized over the life of the distribution contract as a reduction of product cost. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. The sales were finalized in the fourth quarter of 1996 pursuant to the purchase price adjustment provisions of the related agreements. Consideration from the sales totaled approximately $72.1 million, including the receipt of approximately $60.6 million in cash. In conjunction with each of the sales, the Company entered into five year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $41.5 million that are being amortized over the lives of the respective purchasing agreements as a reduction of product cost. The portion of the deferred gains recognized as a reduction in product costs in 1995 and 1996 was approximately $2.8 million and $11.1 million, respectively.
     (p) CASH OVERDRAFTS. The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totalling $54.4 million and $51.6 million at December 31, 1995 and 1996, respectively.
     (q) FRANCHISE AND LICENSE FEES. Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for all periods presented are insignificant. Monthly fees
                                      F-8

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued are accrued as earned based on the respective monthly sales. Such fees totaled $46.4 million, $59.3 million, and $71.1 million for the years ended December 31, 1994, 1995 and 1996, respectively.
NOTE 2 ACQUISITION
     On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family-style category. The acquisition price of $313.4 million plus acquisition costs (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants Inc. ("FRI") which owns the Coco's and Carrows chains) was financed with $125.0 million in cash ($75.0 million of which was provided from the Company's cash balances and the remaining $50.0 million pursuant to bank term loans which totaled $56.0 million with the remaining $6.0 million being used to pay transaction fees), the issuance of $156.9 million in senior notes of FRD to the seller, including an additional $6.9 million principal amount of notes issued by FRD to FRI pursuant to the purchase price adjustment provisions of the Stock Purchase Agreement on September 4, 1996 and the assumption of certain capital lease obligations of approximately $31.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities and results of operations of Coco's and Carrows are included in the Company's consolidated financial statements for the period subsequent to the acquisition.
     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $209 million. The resulting goodwill is being amortized on a straight line basis over 40 years. This amount reflects a decrease from the original estimate of approximately $12 million. The revision, which was recorded during the fourth quarter of 1996, is primarily due to the completion of certain valuations and other studies which were prepared in order to estimate the fair value of the net assets acquired. No further revisions to the purchase price allocation are expected except for the potential impact of adjustments related to deferred income taxes, which are expected to be resolved in early 1997.
     The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition occurred as of January 1, 1995. These results include the straight-line amortization of the excess of purchase price over the net assets acquired over a 40-year period, a reduction of overhead expenses due to anticipated cost savings and efficiencies from combining the operations of the Company and FRI-M, an increase in interest expense as a result of the debt issued to finance the acquisition, and a reduction in FRI-M's income tax expense to reflect the fact that the Company's net operating losses will offset FRI-M's separate income tax provision (except for current foreign and state income taxes) when calculated on a consolidated basis.

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                        1995        1996
($ IN THOUSANDS)
Revenue............................................................   $3,077.1    $2,738.2
Loss from continuing operations....................................     (140.8)      (97.6)
Net Loss...........................................................      (63.1)      (97.6)

     The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition taken place on January 1, 1995 or (ii) future results of operations of the combined businesses.
NOTE 3 RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS
     Effective in the fourth quarter of 1995, as a result of a comprehensive financial and operational review, the Company approved a restructuring plan. The plan generally involved the reduction in personnel and a decision to outsource the Company's information systems function.
                                      F-9

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 3 RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS -- Continued
     In addition, the Company adopted SFAS No. 121 during 1995 (see Note 1(g)). In connection with such adoption, 99 restaurant units, which the Company intended to continue to operate were identified as impaired as the future undiscounted cash flows of each of these units was estimated to be insufficient to recover the related carrying value. As such, the carrying values of these units were written down to the Company's estimate of fair value based on sales of similar units or other estimates of selling price.
     During 1995, the Company also identified 36 underperforming units for sale or closure generally during 1996. The carrying value of these units was written down to estimated fair value, based on sales of similar units or other estimates of selling price, less costs to sell. The 36 units identified in 1995 for disposal had aggregate operating revenues of approximately $26.1 million, an operating loss of approximately $2.9 million during 1995, and an aggregate carrying value of approximately $5.8 million as of December 31, 1995. As of December 31, 1996, 29 units have been closed or sold. Management intends to dispose of two of the remaining units in 1997 and continue to operate the other five. The two units to be disposed of in 1997 had aggregate operating revenues of approximately $1.6 million and operating income of $0.04 million during 1996 and an aggregate carrying amount of $0.3 million at December 31, 1996.
     Charges attributable to the restructuring plan and the adoption of SFAS No. 121 during the year ended December 31, 1995 are comprised of the following:

($ in thousands)
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
                                                                                              $51,358

     The 1995 restructuring plan was substantially completed in 1996 except for certain asset replacement projects (where the assets to be replaced were written down as part of the restructuring) which were postponed in 1996 due to the Company's capital constraints. Such projects are expected to be completed in 1997. Pursuant to the restructuring plan, approximately 74 employees, primarily corporate and field management, have been terminated as of December 31, 1996, resulting in payments of approximately $4.5 million as of that date.
     Effective in the fourth quarter of 1993, the Company approved a restructuring plan, which, among other things, resulted in the identification for sale, conversion to another concept or closure of 240 restaurants. As of December 31, 1996, four units remain relative to the 1993 restructuring plan, of which two are scheduled for disposal in 1997. Management has decided to continue to operate the remaining two units. The two units to be disposed of in 1997 had operating revenues of approximately $1.3 million and operating income of $0.03 million during 1996 and an aggregate carrying amount that was immaterial at December 31, 1996.
NOTE 4 DEBT
     At December 31, 1996, the Flagstar Second Amended and Restated Credit Agreement (the "Credit Agreement") includes a working capital and letter of credit facility of up to a total of $150.0 million which includes a working capital advance sublimit of $75.0 million. At such date, the Company had no working capital advances outstanding; however, letters of credit outstanding were $79.7 million. The Credit Agreement terminates on April 10, 1999 and is subject to
                                      F-10

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
mandatory prepayments and commitment reductions under certain circumstances upon the Company's sale of assets or incurrence of additional debt. See also the discussion below.
     Long-term debt consists of the following:

                                                                                                           DECEMBER 31,
                                                                                                        1995          1996
($ IN THOUSANDS)
Notes and Debentures:
  10.75% Senior Notes due September 15, 2001, interest payable semi-annually......................   $  270,000    $  270,000
  10.875% Senior Notes due December 1, 2002, interest payable semi-annually.......................      280,025       280,025
  11.25% Senior Subordinated Debentures due November 1, 2004, interest payable
     semi-annually................................................................................      722,411       722,411
  11.375% Senior Subordinated Debentures due September 15, 2003, interest payable semi-annually...      125,000       125,000
  10% Convertible Junior Subordinated Debentures due 2014 (10% Convertible Debentures), interest payable semi-annually; convertible into Company common stock any time prior to maturity at
     $24.00 per share.............................................................................       99,259        99,259
  12.5% Senior Notes of FRD due July 15, 2004, interest payable semi-annually.....................           --       156,897
Mortgage Notes Payable:
  10.25% Guaranteed Secured Bonds due 2000........................................................      202,715       190,164
  11.03% Notes due 2000...........................................................................      160,000       160,000
  Term loan of FRI-M, principal payable in quarterly installments.................................           --        56,000
  Other notes payable, mature over various terms to 20 years, payable in monthly or quarterly
     installments with interest rates ranging from 7.5% to 13.25% (a).............................       17,415        13,561
Capital lease obligations (see Note 5)............................................................      144,573       160,226
Notes payable secured by equipment, mature over various terms up to 7 years, payable in monthly
  installments with interest rates ranging from 8.5% to 9.64%(b)..................................       13,548         8,740
Total.............................................................................................    2,034,946     2,242,283
Less current maturities (c).......................................................................       38,835        62,890
                                                                                                     $1,996,111    $2,179,393

(a) Collateralized by restaurant and other properties with a net book value of $20.9 million at December 31, 1996.
(b) Collateralized by equipment with a net book value of $13.2 million at December 31, 1996.
(c) Aggregate annual maturities during the next five years of long-term debt are as follows ($ in thousands): 1997 -- $62,890; 1998 -- $57,830;
    1999 -- $51,169; 2000 -- $326,666; and 2001 -- $280,999.
     The borrowings under the Credit Agreement are secured by the stock of certain operating subsidiaries and certain of the Company's trade and service marks and are guaranteed by certain operating subsidiaries. Such guarantees are further secured by certain operating subsidiary assets.
     The Credit Agreement and indentures under which the debt securities have been issued contain a number of restrictive covenants. Such covenants restrict, among other things, the ability of Flagstar and its restricted subsidiaries to incur indebtedness, create liens, engage in business activities which are not in the same field as that in which the Company currently operates, mergers and acquisitions, sales of assets, transactions with affiliates and the payment of dividends. In addition, the Credit Agreement contains financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), and limitations on annual capital expenditures.
     The Company was in compliance with the terms of the Credit Agreement at December 31, 1996. Under the most restrictive provision of the Credit Agreement (ratio of senior debt to EBITDA, as defined), at December 31, 1996, the Company could incur approximately $28.4 million of additional indebtedness.
     With respect to short-term liquidity, management believes that through a combination of cash generated from operations, funds available through the bank credit facility, various cash management measures and other sources, adequate
                                      F-11

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
liquidity exists to meet the Company's working capital, debt service and capital expenditure requirements for at least the next twelve months. Although no assurances can be given in this regard, management believes, based on the Company's historical relationship with its banks, that it will be able, as necessary, to maintain access to funds available under the credit agreement.
     In 1992, FCI loaned $150.0 million to the Company, on a subordinated basis, in exchange for a note payable. Such borrowing matures on July 28, 2017 and accrues interest at a rate which will yield the amount of cash dividends to be paid by FCI to holders of its preferred stock (approximately 9.45%, assuming no redemption or conversion of the preferred stock).
     At December 31, 1996, the 10.25% guaranteed bonds were secured by, among other things, mortgage loans on 386 restaurants, a lien on the related restaurant equipment, assignment of intercompany lease agreements, and the stock of the issuing subsidiaries. At December 31, 1996, the restaurant properties and equipment had a net book value of $317.6 million. In addition, the bonds are insured with a financial guaranty insurance policy written by a company that engages exclusively in such coverage. Principal and interest on the bonds are payable semiannually; certain payments are made by the Company on a monthly basis. Principal payments total $12.5 million annually through 1999 and $152.7 million in 2000. The Company through its operating subsidiaries covenants that it will maintain the properties in good repair and expend annually (or on a five year average basis) to maintain the properties at least $19.3 million in 1997 and increasing each year to $23.7 million in 2000.
     The 11.03% mortgage notes are secured by a pool of cross collateralized mortgages on 240 restaurants with a net book value at December 31, 1996 of $220.9 million. In addition, the notes are collateralized by, among other things, a security interest in the restaurant equipment, the assignment of intercompany lease agreements and the stock of the issuing subsidiary. Interest on the notes is payable quarterly with the entire principal due at maturity in 2000. The notes are redeemable, in whole, at the issuer's option, upon payment of a premium. The Company through its operating subsidiary covenants that it will use each property as a food service facility, maintain the properties in good repair and expend at least $5.3 million per annum and not less than $33 million, in the aggregate, in any five year period to maintain the properties.
     In connection with the acquisition by FRD of Coco's and Carrows on May 23, 1996, FRI-M (the "Borrower"), a wholly-owned subsidiary of FRD, obtained a new credit facility (the "FRI-M Credit Facility") consisting of a $56 million, 39-month term loan (the "FRI-M Term Loan") and a $35 million working capital facility (the "FRI-M Revolver"). Proceeds from the FRI-M Term Loan were used to fund the Coco's and Carrows acquisition, and to pay the transactions costs associated therewith. Proceeds from the FRI-M Revolver are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the FRI-M Revolver for the purpose of supporting (i) workers' compensation liabilities of the Borrower or any of its subsidiaries; (ii) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (iii) certain other obligations of the Borrower and its subsidiaries. At December 31, 1996, there were no working capital borrowings outstanding; however, letters of credit outstanding were $20.8 million. Principal installments of the FRI-M Term Loan are payable quarterly as follows:
$4.0 million per quarter for four consecutive quarters beginning February 28, 1997; $5.0 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1998; and $7 million for two consecutive quarters beginning May 31, 1999. The FRI-M Credit Facility expires, and all amounts under the Facility must be repaid, on August 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on a base rate or an adjusted Eurodollar rate (8.125% at year end 1996) and are secured by the issued and outstanding stock, as well as substantially all the assets, of FRD and its subsidiaries.
     The FRI-M Credit Facility and the indenture under which the 12.5% senior notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the FRI-M Credit Facility contains certain financial covenants including
                                      F-12

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA, and limitations on annual capital expenditures. The cash flows from FRD are required to be used to service the debt issued in the Coco's and Carrows acquisition (the FRI-M Credit Facility and the 12.5% Senior Notes), and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Flagstar under certain conditions, are currently unavailable to service the debt of Flagstar and its other subsidiaries. FRD's cash flows from operating activities, included in the Company's total cash flow from operating activities, were $21.2 million in 1996.
     FRD and its subsidiaries were in compliance with the terms of the FRI-M Credit Facility at December 31, 1996. Under the most restrictive provision of the FRI-M Credit Facility (ratio of Consolidated Adjusted EBITDA to interest expense), at December 31, 1996, FRD's consolidated EBITDA for the six months ended December 31, 1996 could be $5.6 million less and the Company would still be in compliance.
     At December 31, 1996, the Company has $575 million aggregate notional amount in effect of reverse interest rate exchange agreements with maturities ranging from one to thirty-six months. These notional amounts reflect only the extent of the Company's involvement in these financial instruments and do not represent the Company's exposure to market risk. The Company receives interest at fixed rates calculated on such notional amounts and pays interest at floating rates based on six months LIBOR in arrears calculated on like notional amounts. The net expense from such agreements is reflected in interest and debt expense and totalled $9.2 million, $3.1 million, and $1.4 million for the years ended December 31, 1994, 1995, and 1996, respectively. Management intends to maintain its exchange agreements until maturity, unless there is a material change in the underlying hedged instruments of the Company.
     The counterparties to the Company's interest rate exchange agreements are major financial institutions who participate in the Company's senior bank credit facility. Such financial institutions are leading market-makers in the financial derivatives markets, are well capitalized, and are expected to fully perform under the terms of such exchange agreements, thereby mitigating the credit risk to the Company.
     The Company is exposed to market risk for such exchange agreements due to the interest rate differentials described above. The Company monitors its market risk by periodically preparing sensitivity analyses of various interest rate fluctuation scenarios and the results of such scenarios on the Company's cash flows on a nominal and discounted basis. In addition, the Company obtains portfolio mark-to-market valuations from market-makers of financial derivatives products.
     Information regarding the Company's reverse interest rate exchange agreements at December 31, 1996 is as follows ($ in millions):

             AMOUNT OF     WEIGHTED AVERAGE
YEAR OF      NOTIONAL        INTEREST RATE
MATURITY      PAYMENT      RECEIVED     PAID
 1997          $ 275         5.22%      5.74%
 1998            200         5.58%      5.72%
 1999            100         5.82%      5.72%
               $ 575         5.45%      5.73%

     The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is approximately $1.7 billion at December 31, 1996. Such computations are based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company. At December 31, 1996, the estimated fair value of the $575 million notional amount of reverse interest rate swaps was a net payable of approximately $3.7 million and represents the estimated amount that the Company would be required to pay to terminate the swap agreements at December 31, 1996. This estimate is based upon a mark-to-market valuation of the Company's swap portfolio obtained from a major financial institution which is one of the counterparties to the exchange agreements.
                                      F-13

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
     On January 21, 1997, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in exploring alternatives to improve the Company's capital structure. Management intends to explore all alternatives to reduce the Company's debt service requirements, which may include a negotiated restructuring or other exchange transaction.
NOTE 5 LEASES AND RELATED GUARANTEES
     The Company's operations utilize property, facilities, equipment and vehicles leased from others. In addition, certain owned and leased property, facilities and equipment are leased to others.
     Buildings and facilities leased from others primarily are for restaurants and support facilities. At December 31, 1996, restaurants were operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rental based on a percentage of gross operating profit or gross revenues. Initial terms of land and restaurant building leases generally are not less than twenty years exclusive of options to renew. Leases of other equipment primarily consist of merchandising equipment, computer systems and vehicles, etc.
     Information regarding the Company's leasing activities at December 31, 1996 is as follows:

                                                                                   CAPITAL LEASES        OPERATING LEASES
                                                                                MINIMUM     MINIMUM     MINIMUM     MINIMUM
                                                                                 LEASE      SUBLEASE     LEASE      SUBLEASE
                                                                                PAYMENTS    RECEIPTS    PAYMENTS    RECEIPTS
($ IN THOUSANDS)
Year:
  1997.......................................................................   $ 41,517    $ 6,865     $ 61,395    $7,589
  1998.......................................................................     35,321      6,363       58,514     7,422
  1999.......................................................................     29,221      5,753       54,997     7,067
  2000.......................................................................     23,380      4,938       51,173     6,749
  2001.......................................................................     20,257      4,285       44,655     6,402
  Subsequent years...........................................................    124,917     21,353      238,326    45,957
     Total...................................................................    274,613    $49,557     $509,060    $81,186
Less imputed interest........................................................    114,387
Present value of capital lease obligations...................................   $160,226

     Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the Stock Purchase Agreement. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.
     The total rental expense included in the determination of operating income for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1994            1995            1996
($ IN THOUSANDS)
Base rents....................................................................     $ 49,234        $ 48,269        $ 59,322
Contingent rents..............................................................       12,178          11,274          10,929
Total.........................................................................     $ 61,412        $ 59,543        $ 70,251

     Total rental expense does not reflect sublease rental income of $9,975,000, $14,426,000, and $16,282,000 for the years ended December 31, 1994, 1995, and
1996, respectively.
                                      F-14

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES
     A summary of the provision for (benefit from) income taxes attributable to the loss before discontinued operations and extraordinary items is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1994            1995            1996
($ IN THOUSANDS)
Current:
  Federal.....................................................................    $      365       $  1,940        $ (6,074)
  State, Foreign and Other....................................................           215          1,497          (1,287)
                                                                                         580          3,437          (7,361)
Deferred:
  Federal.....................................................................            --             --          (6,797)
  State, Foreign and Other....................................................        (2,793)        (3,451)         (2,234)
                                                                                      (2,793)        (3,451)         (9,031)
Benefit from income taxes.....................................................    $   (2,213)      $    (14)       $(16,392)
The total provision for (benefit from) income taxes related to:
  Loss before discontinued operations and extraordinary items.................    $   (2,213)      $    (14)       $(16,392)
  Discontinued operations.....................................................        10,470          8,731              --
  Extraordinary items.........................................................          (174)            25              --
Total provision for (benefit from) income taxes...............................    $    8,083       $  8,742        $(16,392)

     For the years ended December 31, 1994 and 1995, the provision for income taxes relating to discontinued operations was reduced due to the utilization of regular tax net operating loss carryforwards of approximately $89 million in 1994 and $75 million in 1995. In addition, for the year ended December 31, 1996, the Company recorded a $7.3 million deferred Federal tax benefit related to the reversal of certain reserves established in connection with the proposed deficiencies from the Internal Revenue Service.
                                      F-15

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES -- Continued
     The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax liabilities or assets:

                                                                                                              DECEMBER 31,
                                                                                                            1995       1996
($ IN THOUSANDS)
Deferred tax assets:
Deferred income.........................................................................................   $24,326    $39,953
Self-insurance reserves.................................................................................    33,522     43,006
Capitalized leases......................................................................................    15,823     19,869
Amortization of intangible assets.......................................................................        --      2,949
Other accruals and reserves.............................................................................     6,924     18,054
Alternative minimum tax credit carryforwards............................................................    18,444     10,459
General business credit carryforwards...................................................................    21,623     19,232
Net operating loss carryforwards........................................................................     9,764     32,135
Less: valuation allowance...............................................................................   (54,452)   (83,828)
Total deferred tax assets...............................................................................    75,974    101,829
Deferred tax liabilities:
Depreciation of fixed assets............................................................................    89,787    118,190
Amortization of intangible assets.......................................................................     4,362         --
Total deferred tax liabilities..........................................................................    94,149    118,190
Total deferred income tax liability.....................................................................   $18,175    $16,361

     The Company has provided a valuation allowance for the portion of the deferred tax asset for which it is more likely than not that a tax benefit will not be realized.
     The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations and extraordinary items is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1994            1995            1996
Statutory rate................................................................         35%             35%             35%
Differences:
  State, foreign, and other taxes, net of federal income tax benefit..........         12              --               2
  Amortization of goodwill....................................................         --              --               1
  Reversal of certain reserves established in connection with proposed
     Internal Revenue Service deficiencies....................................         --              --               7
  Portion of losses not benefited as a result of the establishment of
     valuation allowance......................................................        (35)            (35)            (29)
  Other.......................................................................         (5)             --              (2)
Effective tax rate............................................................          7%             --%             14%

     At December 31, 1996, the Company has available, to reduce income taxes that become payable in the future, general business credit carryforwards of approximately $19 million, most of which expire in 2002 through 2007; and alternative minimum tax (AMT) credits of approximately $10 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available regular income tax net operating loss carryforwards of approximately $92 million which expire in 2007 through 2011. Due to the recapitalization of the Company which occurred during 1992, the Company's ability to utilize general business credits and AMT credits which arose prior to the recapitalization will be limited to a specified annual amount. The annual limitation for the utilization of the tax credit carryforwards is approximately $8
                                      F-16

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES -- Continued
million. The net operating loss carryforward arose subsequent to the recapitalization and is presently not subject to any annual limitation.
NOTE 7 EMPLOYEE BENEFIT PLANS
     The Company maintains several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. The Company's funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company also maintains defined contribution plans.
     Total net pension cost of defined benefit plans for the years ended December 31, 1994, 1995, and 1996 amounted to $4.0 million, $5.6 million and $3.5 million, respectively, of which $3.3 million related to funded defined benefit plans for all three years and $0.7 million, $2.3 million and $0.2 million related to nonqualified unfunded supplemental defined benefit plans for executives.
     The components of net pension cost of the funded and unfunded defined benefit plans for the years ended December 31, 1994, 1995, and 1996 determined under SFAS No. 87 follow:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1994            1995            1996
($ IN THOUSANDS)
Service cost..................................................................     $  3,076        $  2,829        $  3,151
Interest cost on projected benefit obligations................................        2,427           2,651           2,895
Actual return on plan assets..................................................          761          (3,722)         (2,277)
Net amortization and deferral.................................................       (2,269)          2,074            (242)
Curtailment/settlement losses (due to early retirements of certain
  participants)...............................................................           --           1,762              --
Net pension cost..............................................................     $  3,995        $  5,594        $  3,527

     The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its funded defined benefit plans:

                                                                                                              DECEMBER 31,
                                                                                                            1995       1996
($ IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits.......................................................................................   $23,993    $27,661
  Non-vested benefits...................................................................................     1,466      1,488
Accumulated benefit obligations.........................................................................   $25,459    $29,149
Plan assets at fair value...............................................................................   $26,513    $31,109
Projected benefit obligation............................................................................   (32,059)   (36,416)
Funded status...........................................................................................    (5,546)    (5,307)
Unrecognized net loss from past experience different from that assumed..................................     6,301      6,890
Unrecognized prior service cost.........................................................................        69         --
Prepaid pension costs...................................................................................   $   824    $ 1,583

     Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.
                                      F-17

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued
     The following sets forth the funded status and amounts recognized in the Company's balance sheet for its unfunded defined benefit plans:

                                                                                                               DECEMBER 31,
                                                                                                             1995       1996
($ IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits........................................................................................   $ 4,080    $ 4,924
  Non-vested benefits....................................................................................        12         33
Accumulated benefit obligations..........................................................................   $ 4,092    $ 4,957
Plan assets at fair value................................................................................   $    --    $    --
Projected benefit obligation.............................................................................    (4,188)    (5,051)
Funded status............................................................................................    (4,188)    (5,051)
Unrecognized net (gain) loss from past experience different from that assumed............................      (112)       616
Unrecognized prior service cost..........................................................................       109         68
Unrecognized net asset at January 1, 1987 being amortized over 15 years..................................       (49)        (9)
Additional liability.....................................................................................      (543)      (974)
Other                                                                                                            24         --
Accrued pension costs....................................................................................   $(4,759)   $(5,350)

     Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                                          1994      1995      1996
Discount rate.........................................................    8.3  %    8.0  %    8.0  %
Rates of salary progression...........................................    4.0  %    4.0  %    4.0  %
Long-term rates of return on assets...................................   10.0  %   10.0  %   10.0  %

     In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1%-15% of their compensation to the plans. These plans include profit sharing and savings plans under which the Company makes matching contributions, with certain limitations. Amounts charged to income under these plans were $3.9 million for the years ended December 31, 1994 and 1995 respectively. The Company made no matching contributions for the year ended December 31, 1996.
     Incentive compensation plans provide for awards to management employees based on meeting or exceeding certain levels of income as defined by such plans The amounts charged to income under the plans for the years ended December 31, 1994, 1995, and 1996 were as follows: $4.2 million, $0.6 million, and $1.9 million. In addition to these incentive compensation plans, certain operations have incentive plans in place under which regional, divisional and local management participate.
     At December 31, 1996, FCI has two stock-based compensation plans, which are described below. FCI and the Company have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" (SFAS 123) while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for their stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     The 1989 Stock Option Plan (the 1989 Plan) permits a Committee of the Board of Directors to grant options to key employees of the Company and its subsidiaries to purchase shares of common stock of FCI at a stated price established by the Committee. The 1989 Plan authorizes grants of up to 6.5 million common shares. The exercise price of each option equals or exceeds the market price of FCI's stock on the date of grant. Options granted to officer level employees vest at a
                                      F-18

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued rate of 20% per annum beginning on the first anniversary date of the grant. Options granted to non-officer level employees prior to August 13, 1996 vest at a rate of 25% per annum. Those granted on August 13, 1996 or subsequent thereto, vest at a rate of 20% per annum. If not exercised, all options expire ten years from the date of grant.
     During January 1995, FCI issued 65,306 shares of common stock and granted an option under the 1989 Stock Option Plan to purchase 800,000 shares of FCI's common stock to an executive officer, at market value at date of grant, for a ten year period. Such grant becomes exercisable at a rate of 20% per year beginning on January 9, 1996 and each anniversary thereafter.
     On June 21, 1995, generally all of the outstanding options held by the then current employees of the Company under the 1989 Plan were repriced to $6.00 per share, the market value of the common stock on that date. All officer level employees were given the choice of either retaining their current options at their existing exercise prices and vesting schedule or surrendering their existing options in exchange for an option to purchase the same number of shares exercisable at a rate of 20% per annum beginning on the first anniversary date of the new grant. All non-officer employees received the new exercise price of $6.00 per share and retained their original vesting schedules for all of their outstanding options previously granted.
     Options of 4.3 million were outstanding at December 31, 1995, of which 728,221 were exercisable. Such options had exercise prices of between $5.13 and $17.50 per share. During 1995 no options were exercised.
     On December 13, 1996, the outstanding options of certain officers and senior staff, representing approximately 2.2 million outstanding options, were repriced to $1.25 per share, the closing price of the common stock on December 12, 1996. The repricing did not impact the option vesting schedules.
     In 1990, the Board of directors adopted a 1990 Non-qualified Stock Option Plan (the 1990 Plan) for its directors who do not participate in management and are not affiliated with GTO (See Note 12). Such plan authorizes the issuance of up to 110,000 shares of common stock. The plan is substantially similar in all respects to the 1989 Plan described above. At both December 31, 1995 and 1996, options outstanding under the 1990 Option Plan totaled 10,000 shares.
     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted or repriced during 1995 and 1996 under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0.0% for both years; expected volatility of
0.438 for both years; risk-free interest rates of 5.6% and 5.7%; and a weighted average expected life of the options of 8.3 years and 8.9 years.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                 YEAR ENDED DECEMBER
                                                                                         31,
($ IN THOUSANDS)                                                                  1995        1996
Pro forma net loss...........................................................   $(71,914)   $(101,299)

     Due to the fact that the pro forma amounts above include only the impact of the application of fair value accounting to options issued in 1995 and 1996 as prescribed by Statement 123, they are not, and will not be, indicative of future pro forma amounts until fair value accounting is applied to all outstanding nonvested awards.
                                      F-19

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued
     A summary of FCI's stock option plans as of December 31, 1996 and changes during the year ended December 31, 1996 is presented below:

                                                                           OPTIONS    WEIGHTED-AVERAGE
                                                                            (000)      EXERCISE PRICE
Outstanding at beginning of year........................................    4,338          $ 8.02
Granted
  Exercise price equals fair value at grant date........................      687            2.75
  Exercise price exceeds fair value at grant date.......................    3,167            2.68
Exercised...............................................................
Forfeited/Expired.......................................................   (3,873 )          6.05
Outstanding at end of year..............................................    4,319          $ 5.04
Exercisable at year-end.................................................    1,154          $ 9.84

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                  NUMBER         WEIGHTED-AVERAGE                              NUMBER
                              OUTSTANDING AT        REMAINING         WEIGHTED-AVERAGE     EXERCISABLE AT     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES         12/31/96        CONTRACTUAL LIFE      EXERCISE PRICE         12/31/96         EXERCISE PRICE
      $  1.25-$1.25              2,210,895              9.06               $ 1.25               191,358            $ 1.25
      $  2.75-$2.75                126,700              9.62                 2.75               --                --
      $  6.00-$6.13              1,381,280              7.71                 6.07               482,475              6.04
      $15.00-$17.50                600,000              1.88                17.08               480,000             17.08
                                 4,318,875              7.64               $ 5.04             1,153,833            $ 9.84

     The weighted average fair value per option of options granted during the years ended December 31, 1995 and 1996 are as follows:

                                                                                        1995     1996
Exercise price equals fair value at grant date.......................................   $3.06    $1.65
Exercise price exceeds fair value at grant date......................................    2.97      .78

NOTE 8 COMMITMENTS AND CONTINGENCIES
     There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses, and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 31, 1996, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.
     In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company and FCI for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act ("the Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the remaining proposed deficiencies are substantially incorrect, it intends to continue to contest such proposed deficiencies.
     It is the opinion of Management (including General Counsel), after considering a number of factors, including but not limited to the current status of the litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation or proposed tax deficiencies, the prior experience of the consolidated companies, and the amounts
                                      F-20

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 8 COMMITMENTS AND CONTINGENCIES -- Continued which the Company has accrued for known contingencies that the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.
     The Company is guarantor on capital lease obligations of approximately $4.5 million at December 31, 1996 from the sale of PFC. See Note 1(o).
     On February 22, 1996, the Company entered into an agreement with Integrated Systems Solutions Corporation (ISSC). The ten year agreement for $340.6 million (including an additional $17.6 million for FRD), which requires annual payments ranging from $24.0 million to $47.5 million, provides for ISSC to manage and operate the Company's information systems, as well as develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants and field management. Under the agreement, ISSC has full oversight responsibilities for the data center operations, applications development and maintenance, voice and data networking, help desk operations, and point-of-sale technology.
     In conjunction with the sales of Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, the Company entered into five year purchasing agreements with the acquirers under which the Company is required to make minimum annual purchases over the contract terms. The aggregate estimated commitments remaining at December 31, 1996 relative to Portion-Trol Foods, Inc. and Mother Butler Pies, respectively, are approximately $450 million and $54 million.
NOTE 9 SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                      TOTAL
                                                                                     TOTAL                        SHAREHOLDER'S
                                                                                  OTHER EQUITY      DEFICIT      EQUITY (DEFICIT)
($ IN THOUSANDS)
Balance December 31, 1993......................................................     $591,805      $(2,157,848)     $ (1,566,043)
  Activity:
     Net Income................................................................           --          349,909           349,909
     Minimum pension liability adjustment......................................       10,131               --            10,131
Balance December 31, 1994......................................................      601,936       (1,807,939)       (1,206,003)
  Activity:
     Net Loss..................................................................           --          (69,394)          (69,394)
     Minimum pension liability adjustment......................................          497               --               497
Balance December 31, 1995......................................................      602,433       (1,877,333)       (1,274,900)
  Activity:
     Net Loss..................................................................           --          (99,635)          (99,635)
     Minimum pension liability adjustment......................................         (459)                              (459)
Balance December 31, 1996......................................................     $601,974      $(1,976,968)     $ (1,374,994)

NOTE 10 EARNINGS (LOSS) PER SHARE
     As described in the introduction, the Company is a wholly-owned subsidiary of FCI, accordingly, per share data is not meaningful and has been omitted for all years.
                                      F-21

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 11 EXTRAORDINARY ITEMS
     The Company recorded losses from extraordinary items as follows:

                                                                                             YEAR ENDED DECEMBER 31, 1994
                                                                                                        INCOME     LOSSES,
                                                                                                         TAX        NET OF
                                                                                            LOSSES     BENEFITS     TAXES
($ IN THOUSANDS)
Prepayment of Term Loan:
  Write-off of unamortized deferred financing costs on indebtedness retired.............   $11,931      $ (174)    $11,757

                                                                                                YEAR ENDED DECEMBER 31, 1995
                                                                                                           INCOME       GAIN
                                                                                                            TAX        (LOSS),
                                                                                               GAIN      PROVISION     NET OF
                                                                                              (LOSS)     (BENEFITS)     TAXES
($ IN THOUSANDS)
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

     During the second quarter of 1994, the Company sold Canteen Corporation, a wholly-owned subsidiary. A portion of the proceeds from the sale was used to prepay $170.2 million of term loans and $126.1 million of working capital advances which were outstanding under the Company's Restated Credit Agreement resulting in a charge-off of $11.9 million of unamortized deferred financing costs.
     During the third quarter of 1995, the Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, which represents the repurchase of $25.0 million principal amount of certain senior indebtedness, net of the charge-off of the related unamortized deferred financing costs of $0.9 million.
NOTE 12 RELATED PARTY TRANSACTIONS
     The Company expensed annual advisory fees of $250,000 for the year ended December 31, 1994 for Gollust Tierney & Oliver, Incorporated (GTO), a stockholder of FCI.
     KKR received annual financial advisory fees of approximately $1.3 million for the years ended December 31, 1994, 1995, and 1996.
     During January 1997, the Company settled its employment and benefits arrangements with, and loan receivable from, a former officer previously scheduled to mature in November 1997. The Company received net proceeds of $8.2 million and recorded a net charge of approximately $3.5 million which has been included in other non-operating expenses in the accompanying 1996 Statement of Consolidated Operations.
     Interest income for the loan receivable from the former officer for the years ended December 31, 1994, 1995 and 1996 totaled $842,000, $886,000, and
$935,000, respectively.
NOTE 13 DISCONTINUED OPERATIONS
     During April 1994, the Company announced the signing of a definitive agreement to sell the food and vending business and its intent to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Company sold Canteen Corporation, a food and vending subsidiary, for $447.1 million during June 1994, and recognized a net gain of approximately $399.2 million, net of income taxes, during the year ended December 31, 1994.
                                      F-22

                              FLAGSTAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 13 DISCONTINUED OPERATIONS -- Continued
     During December 1995, the Company sold TW Recreational Services, Inc., a concession and recreation services subsidiary, for $98.7 million and Volume Services, Inc., a stadium concession services subsidiary for $75.8 million, and recognized gains totaling $77.9 million, net of income taxes.
     The financial statements and related notes presented herein classify Canteen Holdings, Inc. and its subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Revenues and operating income (loss) of the discontinued operations for the years ended December 31, 1994, and 1995 were $859.7 million, and $322.3 million and $32.6 million, and $17.1 million, respectively.
NOTE 14 QUARTERLY DATA (UNAUDITED)
     The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or an annual basis. Selected consolidated financial data for each quarter within 1995 and 1996 are as follows:

                                                                                 FIRST       SECOND      THIRD       FOURTH
                                                                                QUARTER     QUARTER     QUARTER     QUARTER
($ IN THOUSANDS)
Year Ended December 31, 1995:
Operating Revenue............................................................   $636,464    $681,464    $676,899    $576,660
Operating expenses:
  Product costs..............................................................    218,246     238,514     229,446     178,299
  Payroll & benefits.........................................................    228,809     238,889     229,368     219,885
  Depreciation & amortization expense........................................     33,249      33,748      32,802      33,073
  Utilities expense..........................................................     23,261      23,708      27,361      23,882
  Other......................................................................     95,561      96,471     101,634      99,816
  Provision for restructuring charges........................................         --          --          --      15,873
  Charge for impaired assets.................................................         --          --          --      51,358
Operating income (loss)......................................................   $ 37,338    $ 50,134    $ 56,288    $(45,526)
Income (loss) before extraordinary item......................................   $(34,607)   $(17,101)   $ 10,211    $(28,363)
Net income (loss)............................................................   $(34,607)   $(17,101)   $ 10,677    $(28,363)
Year Ended December 31, 1996:
Operating Revenue............................................................   $550,425    $626,570    $703,838    $661,469
Operating expenses:
  Product costs..............................................................    160,028     184,842     206,777     192,425
  Payroll & benefits.........................................................    214,531     235,605     258,613     237,023
  Depreciation & amortization expense........................................     29,047      30,006      33,555      37,340
  Utilities expense..........................................................     22,754      24,329      30,698      26,696
  Other......................................................................     96,579     108,428     125,868     130,766
Operating income.............................................................   $ 27,486    $ 43,360    $ 48,327    $ 37,219
Loss before extraordinary item...............................................   $(30,857)   $(20,981)   $(16,057)   $(31,740)
Net loss.....................................................................   $(30,857)   $(20,981)   $(16,057)   $(31,740)

     During the fourth quarter of 1995, the Company sold its concession and recreation services subsidiaries and recorded a $77.9 million net gain on the sales of such discontinued operations.
                                      F-23

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FLAGSTAR CORPORATION
                                         By: /s/       RHONDA J. PARISH
                                                     Rhonda J. Parish
                                              (Senior Vice President, General
                                                           Counsel
                                                      and Secretary)
                                         Date: February 25, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE                               DATE
          /s/              JAMES B. ADAMSON             Director, Chairman, President and Chief           February 25, 1997
                                                          Executive Officer (Principal Executive
                  (James B. Adamson)                      Officer)
          /s/            C. ROBERT CAMPBELL             Senior Vice President and Chief Financial         February 25, 1997
                                                          Officer (Principal Financial Officer)
                 (C. Robert Campbell)
          /s/             DONNA M. MASCOLO             Vice President and Controller (Principal          February 25, 1997
                                                          Accounting Officer)
                   (Donna M. Mascolo)
          /s/                MICHAEL CHU              Director                                          February 25, 1997
                    (Michael Chu)
          /s/              VERA KING FARRIS             Director                                          February 25, 1997
                  (Vera King Farris)
          /s/         NICHOLAS deB. KATZENBACH           Director                                          February 25, 1997
                    (Nicholas deB. Katzenbach)
          /s/               HENRY R. KRAVIS             Director                                          February 25, 1997
                  (Henry R. Kravis)
          /s/               PAUL E. RAETHER             Director                                          February 25, 1997
                  (Paul E. Raether)
                                                        Director
                 (Clifton S. Robbins)
                                                        Director
                 (George R. Roberts)
                                                        Director
                (Elizabeth A. Sanders)
          /s/             MICHAEL T. TOKARZ             Director                                          February 25, 1997
                 (Michael T. Tokarz)