Form 10-Q
period 1997-04-02
FLAGSTAR CORP
filed 1997-05-19
CIK 807862

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended April 2, 1997

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

     As of May 8, 1997, 440 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding, all of which are owned by the registrant's parent, Flagstar Companies, Inc.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FLAGSTAR CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

                                                                                           QUARTER ENDED         QUARTER ENDED
(IN THOUSANDS)                                                                             APRIL 2, 1997         MARCH 31, 1996

Operating Revenue.......................................................................     $ 675,775              $550,425
Operating Expenses:
  Product costs.........................................................................       197,692               160,028
  Payroll and benefits..................................................................       256,787               214,531
  Depreciation and amortization expense.................................................        34,682                29,047
  Utilities expense.....................................................................        27,480                22,754
  Other.................................................................................       136,107                96,579
                                                                                               652,748               522,939
Operating Income........................................................................        23,027                27,486
Other Charges:
  Interest and debt expense -- net......................................................        72,128                61,249
  Other -- net..........................................................................         1,553                   (16)
Loss Before Reorganization Expenses and Taxes...........................................       (50,654)              (33,747)
Reorganization Expenses.................................................................         4,007                    --
Loss Before Taxes.......................................................................       (54,661)              (33,747)
Provision For (Benefit From) Income Taxes...............................................           624                (2,890)
Net Loss................................................................................     $ (55,285)             $(30,857)

                             See accompanying notes

                              FLAGSTAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                    APRIL 2,      DECEMBER 31,
(In thousands)                                                                                        1997            1996
Assets
Current Assets:
  Cash and cash equivalents.....................................................................   $    31,774    $     92,358
  Receivables, less allowance for doubtful accounts of: 1997 -- $2,563; 1996 -- $2,405..........        10,500          17,823
  Loan receivable from former officer...........................................................            --          13,922
  Merchandise and supply inventories............................................................        30,579          31,543
  Net assets held for sale......................................................................             2           5,114
  Other.........................................................................................        41,959          29,895
                                                                                                       114,814         190,655
Property:
  Property owned (at cost):
     Land.......................................................................................       252,463         252,741
     Buildings and improvements.................................................................       895,081         891,512
     Other property and equipment...............................................................       541,738         536,886
  Total property owned..........................................................................     1,689,282       1,681,139
  Less accumulated depreciation.................................................................       655,012         629,676
  Property owned -- net.........................................................................     1,034,270       1,051,463
  Buildings and improvements, vehicles, and other
     equipment held under capital leases........................................................       218,410         210,533
  Less accumulated amortization.................................................................        99,635          93,740
  Property held under capital leases -- net.....................................................       118,775         116,793
                                                                                                     1,153,045       1,168,256
Other Assets:
  Goodwill, net of accumulated amortization of: 1997 -- $4,380; 1996 -- $3,077..................       204,153         205,389
  Other intangible assets -- net................................................................        26,810          27,595
  Deferred financing costs -- net...............................................................        61,553          64,153
  Other.........................................................................................        37,508          37,385
                                                                                                       330,024         334,522
Total Assets....................................................................................   $ 1,597,883    $  1,693,433
Liabilities
Current Liabilities:
  Current maturities of long-term debt..........................................................   $ 1,001,013    $     62,885
  Accounts payable..............................................................................       108,353         160,444
  Accrued payroll and related...................................................................        58,792          58,838
  Accrued insurance.............................................................................        56,087          52,244
  Accrued taxes.................................................................................        22,682          25,060
  Accrued interest..............................................................................        80,998          51,220
  Other.........................................................................................        82,810          76,114
                                                                                                     1,410,735         486,805
Long-term Liabilities:
  Debt, less current maturities.................................................................     1,226,707       2,179,393
  Deferred income taxes.........................................................................        15,993          16,361
  Liability for self-insured claims.............................................................        57,515          57,665
  Other non-current liabilities and deferred credits............................................       167,212         178,203
                                                                                                     1,467,427       2,431,622
Notes Payable to FCI............................................................................       150,000         150,000
  Total Liabilities.............................................................................     3,028,162       3,068,427
Shareholder's Deficit...........................................................................    (1,430,279)     (1,374,994)
Total Liabilities & Shareholder's Deficit.......................................................   $ 1,597,883    $  1,693,433

                             See accompanying notes

                              FLAGSTAR CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                                                                                 QUARTER ENDED    QUARTER ENDED
(IN THOUSANDS)                                                                                   APRIL 2, 1997    MARCH 31, 1996

Cash Flows from Operating Activities:
Net Loss......................................................................................     $ (55,285)        $(30,857)
Adjustments to reconcile net loss to cash flows from
  operating activities:
  Depreciation and amortization of property...................................................        31,706           27,646
  Amortization of other intangible assets.....................................................         2,976            1,400
  Amortization of deferred financing costs....................................................         2,663            1,847
  Amortization of deferred gains..............................................................        (4,109)          (2,259)
  Deferred income tax benefit.................................................................          (317)            (118)
  Other.......................................................................................         1,238            1,907
Decrease (increase) in assets:
  Receivables.................................................................................         6,922            3,178
  Inventories.................................................................................           963              768
  Other current assets........................................................................         1,790           (8,212)
  Other assets................................................................................        (2,899)          (4,352)
Increase (decrease) in liabilities:
  Accounts payable............................................................................       (53,035)         (39,583)
  Accrued payroll and related.................................................................         3,433            6,055
  Accrued taxes...............................................................................        (2,397)          (5,978)
  Other accrued liabilities...................................................................        31,022           24,475
  Other non-current liabilities and deferred credits..........................................        (1,684)          (1,484)
Net cash flows used in operating activities...................................................       (37,013)         (25,567)
Cash Flows from Investing Activities:
  Purchase of property........................................................................        (8,869)          (2,818)
  Proceeds from disposition of property.......................................................         6,986              461
  Other -- net................................................................................           (31)              51
Net cash flows used in investing activities...................................................        (1,914)          (2,306)
Cash Flows from Financing Activities:
  Long-term debt payments.....................................................................       (21,657)          (6,914)
Net cash flows used in financing activities...................................................       (21,657)          (6,914)
Decrease in cash and cash equivalents.........................................................       (60,584)         (34,787)
Cash and Cash Equivalents at:
  Beginning of period.........................................................................        92,358          196,966
  End of period...............................................................................     $  31,774         $162,179

                             See accompanying notes

                              FLAGSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 2, 1997
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     Flagstar Corporation ("Flagstar" or, together with its subsidiaries, the "Company") is a wholly-owned subsidiary of Flagstar Companies, Inc. ("FCI"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Carrows, Coco's, Denny's, El Pollo Loco and Quincy's Family Steakhouse restaurant brands, and is the largest franchisee of Hardee's.

     The consolidated financial statements of Flagstar and its subsidiaries for the quarters ended April 2, 1997 and March 31, 1996, are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar 1996 Annual Report on Form 10-K (the "Flagstar 10-K"). The results of operations for the quarter ended April 2, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. CHANGE IN FISCAL YEAR

     Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four thirteen-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the first quarter of 1997 includes more than thirteen weeks of operations. Carrows and Coco's include an additional six days, Denny's includes an additional five days, El Pollo Loco includes an additional week and Hardee's and Quincy's include an additional day. The prior year comparable quarter consisted of thirteen weeks.

NOTE 3. DEBT IN DEFAULT

     On March 17, 1997, in connection with the financial restructuring plan described in Note 4, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. As a result, and as a result of a continuation of such nonpayment for 30 days past the due date, Flagstar is in default under the terms of the indenture governing such debentures, and the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable. Accordingly, such debt is reflected as a current liability in the accompanying consolidated balance sheet. If such debt is declared to be due and payable, this will create an event of default relative to Flagstar's 10 3/4% Senior Notes due 2001 and the 10 7/8% Senior Notes due 2002, entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable. See Note 6.

NOTE 4. FINANCIAL RESTRUCTURING

     On March 17, 1997, FCI and Flagstar reached an agreement in principle on the terms of a financial restructuring plan with an ad hoc committee representing holders of both the 11 3/8% Senior Subordinated Debentures due 2003 and the 11.25% Senior Subordinated Debentures due 2004. In conjunction with such plan, FCI and Flagstar have decided to pursue a restructuring of their debt and equity through "prepackaged" bankruptcy filings to be made under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") by FCI and Flagstar. Flagstar's operating subsidiaries would not be a party to any such filings under the Bankruptcy Code. Pursuant to such restructuring, FCI intends to offer 100% of the common shares of the reorganized company to holders of the senior subordinated debentures, the 10% Convertible Junior Subordinated Debentures due 2014 and the $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, in exchange for such securities. The existing common equity holders would receive five-year out-of-the-money warrants to purchase 7% of the common stock of the reorganized company on a fully diluted basis. The plan provides, among other things, for the merger of Flagstar with and

                              FLAGSTAR CORPORATION

                                 APRIL 2, 1997
                                  (UNAUDITED)

NOTE 4. FINANCIAL RESTRUCTURING -- Continued into FCI. Consummation of the plan is subject to certain conditions, including, without limitation, confirmation of the plan by the United States Bankruptcy Court. Professional fees and other expenditures incurred by the Company in conjunction with the financial restructuring are reflected as reorganization expenses in the statements of consolidated operations.

     In addition, on March 6, 1997, the Company's credit agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide the Company flexibility to forego scheduled interest payments due in March, May and June 1997 under the 10 3/4% Senior Notes, the 10 7/8% Senior Notes, the 11 3/8% Senior Subordinated Debentures, the 11.25% Senior Subordinated Debentures, and the 10% Junior Subordinated Debentures without triggering a default under the agreement, unless any such debt is declared to be due and payable as a result of the failure to pay any such interest.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company does not believe HFS has satisfied its contractual obligations to support the Hardee's franchise and on March 19, 1997, the Company notified HFS, pursuant to its various license agreements, that its subsidiary was seeking to arbitrate certain claims of the subsidiary against HFS. In its demand for arbitration, the Company's subsidiary alleges (i) breach by HFS of its license agreements with the Company's subsidiary, (ii) breach of fiduciary duty and negligence by HFS in mishandling and misapplying funds of the Company's subsidiary held for advertising, and
(iii) unfair trade practices. No assurances can be given as to the outcome of such arbitration proceeding or its impact on the Company's Hardee's operations.

NOTE 6. SUBSEQUENT EVENT

     On May 1, 1997, in connection with the financial restructuring plan described in Note 4, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Junior Subordinated Debentures, respectively. If Flagstar does not make such payments within 30 days following the due date, Flagstar will be in default under the indentures governing such debentures and, in either such case, the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable. Such debt is reflected as current in the accompanying consolidated balance sheet. If such debt is declared to be due and payable, this will create an event of default relative to the 10 3/4% Senior Notes and the 10 7/8% Senior Notes entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to highlight significant changes in financial position as of April 2, 1997 and the results of operations for the quarter ended April 2, 1997 as compared to the quarter ended March 31, 1996.

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Flagstar, its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: uncertainties related to the financial restructuring plan referred to in Note 4 and the arbitration proceeding referred to in Note 5 in the consolidated financial statements included herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 2, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

  FLAGSTAR CONSOLIDATED

     The Company's CONSOLIDATED REVENUE for the first quarter of 1997 increased by $125.4 million (22.8%) as compared with the 1996 comparable quarter. The revenue increase is primarily attributable to two factors: the estimated $24.0 million impact due to the additional days in the first quarter of 1997 in comparison to the prior year quarter for Denny's and El Pollo Loco and the operations of Coco's and Carrows (with revenue in the first quarter of 1997 of $71.5 million and $55.6 million, respectively) which were not included in the prior year quarter. Excluding the impact of the extra days and the Coco's and Carrows acquisition, revenue for the 1997 quarter decreased $25.7 million in comparison to the prior year quarter. This decrease reflects decreases in comparable store sales at all of the Company's concepts as well as a 33-unit decrease in Company-owned units (excluding Coco's and Carrows). Such decreases are slightly offset by a $2.7 million increase in franchise revenue due to a 103-unit increase in franchise units at Denny's and El Pollo Loco.

     CONSOLIDATED OPERATING EXPENSES for the first quarter of 1997 increased by $129.8 million (24.8%) as compared with the 1996 comparable quarter. The expense increase is primarily attributable to two factors: the estimated $20.3 million impact due to the additional days in the first quarter of 1997 in comparison to the prior year quarter for Denny's and El Pollo Loco and the operations of Coco's and Carrows (with operating expenses in the first quarter of 1997 of $67.2 million and $52.8 million, respectively) which were not included in the prior year quarter. Excluding the impact of the extra days and the Coco's and Carrows acquisition, operating expenses for the 1997 quarter decreased $10.5 million in comparison to the prior year quarter. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures (reflected in improved operating margins at Denny's and El Pollo Loco), and a 33-unit decrease in Company-owned units (excluding Coco's and Carrows). Such decreases are somewhat offset by an increase in general and administrative expenses related to retention and other bonuses totaling $3.0 million, company contributions to the profit sharing plan of $0.7 million (no contributions were made in the prior year) and an increase in the costs to monitor the consent decree over the prior year of $0.5 million.

     CONSOLIDATED OPERATING INCOME for the first quarter of 1997 decreased by $4.5 million (16.2%) as compared with the 1996 comparable quarter as a result of the factors noted above.

     NET CONSOLIDATED INTEREST AND DEBT EXPENSE totaled $72.1 million during the first quarter of 1997 as compared with $61.2 million during the comparable 1996 period. The increase is due principally to the addition of $7.5 million of interest and debt expense associated with the Coco's and Carrows acquisition in May 1996 and a $2.0 million decrease in interest income during 1997 due to decreased cash and cash equivalents subsequent to the purchase of Coco's and Carrows.

     REORGANIZATION EXPENSES include professional fees and other expenditures incurred by the Company in conjunction with the planned reorganization under Chapter 11 of the Bankruptcy Code as further discussed in Note 4 to the consolidated financial statements included herein.

     THE PROVISION (BENEFIT) FOR INCOME TAXES from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.1% for the 1997 quarter compared to a benefit for the comparable 1996 quarter reflecting an approximate rate of (8.6%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses.

     THE NET LOSS was $55.3 million in the first quarter of 1997 as compared to $30.9 million for the prior year quarter. The increase in the net loss is due to the factors noted above.

  RESTAURANT OPERATIONS:

     The table below summarizes restaurant unit activity for the quarter ended April 2, 1997.

                                                                                      UNITS CONVERTED
                                                                                       FROM COMPANY
                                                  ENDING UNITS    UNITS     UNITS      TO FRANCHISE      ENDING UNITS
                                                    12/31/96      OPENED    CLOSED      (TURNKEYS)          4/2/97
Denny's
     Company owned.............................         894          --        (1)           (2)               891
     Franchised units..........................         677          21        (6)            2                694
     International licensees...................          25          --        --            --                 25
                                                      1,596          21        (7)           --              1,610

Hardee's.......................................         580(a)       --        --            --                580(a)

Quincy's.......................................         199          --        --            --                199

El Pollo Loco
     Company owned.............................          96          --        --            (1)                95
     Franchised units..........................         135(a)        3        --             1                139(a)
     International licensees...................          10          --        --            --                 10
                                                        241           3        --            --                244
Coco's
     Company owned.............................         183           1        --            --                184
     Franchised units..........................           5          --        --            --                  5
     International licenses....................         278           4        (1)           --                281
                                                        466           5        (1)           --                470
Carrows
     Company owned.............................         160          --        (2)           --                158
     Franchised Units..........................          --           1        --            --                  1
                                                        160           1        (2)           --                159
                                                      3,242          30       (10)           --              3,262

                                                 ENDING UNITS
                                                 3/31/96 (b)
Denny's
     Company owned.............................        919
     Franchised units..........................        610
     International licensees...................         25
                                                     1,554
Hardee's.......................................        580
Quincy's.......................................        199
El Pollo Loco
     Company owned.............................        100
     Franchised units..........................        120
     International licensees...................          5
                                                       225
Coco's
     Company owned.............................        186
     Franchised units..........................          6
     International licenses....................        255
                                                       447
Carrows
     Company owned.............................        162
     Franchised Units..........................         --
                                                       162
                                                     3,167

(a) Unit count includes one Hardee's and El Pollo Loco dual unit.

(b) Coco's and Carrows were acquired on May 23, 1996. Prior year data is provided for informational purposes only.

DENNY'S:

                                                                                                QUARTER ENDED
                                                                                                          MARCH          %
                                                                                             APRIL 2,      31,       INCREASE/
($ IN MILLIONS, EXCEPT AVERAGE UNIT AND COMP. STORE DATA)                                      1997        1996      (DECREASE)

Net company sales.........................................................................   $  300.1    $  292.6        2.6
Franchise revenue.........................................................................       14.9        12.6       18.2
  Total revenue...........................................................................      315.0       305.2        3.2
Operating expenses........................................................................      291.0       284.3        2.4
Operating income..........................................................................   $   24.0    $   20.9       14.8
Average unit sales
  Company-operated........................................................................   $336,300    $316,000        6.4
  Franchise...............................................................................   $276,300    $260,100        6.2

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)................................................      (2.4%)       3.2%
Average guest check.......................................................................      $5.39       $4.85       11.1

     Denny's NET COMPANY SALES increased by $7.5 million (2.6%) during the 1997 quarter as compared with the prior year comparable quarter. This increase reflects an estimated $21.7 million impact due to an additional five days in the first quarter of 1997 in comparison to the prior year quarter due to the change in the fiscal year end, somewhat offset by the impact of a 28-unit decrease in Company-owned units and a decrease in comparable store sales. The decrease in Company-owned units, the majority of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees, along with selected closures where continued operation is considered uneconomical. The decline in comparable store sales was driven by lower guest counts, partially offset by an increase in average guest check, both changes reflecting the impact of the September 1996 price increase which eliminated certain value pricing. FRANCHISE REVENUE for the quarter increased by $2.3 million (18.2%), reflecting 84 more franchised units at the 1997 quarter-end than at the 1996 quarter-end.

     Denny's OPERATING EXPENSES for the 1997 quarter as compared with the 1996 quarter increased by $6.7 million (2.4%) reflecting an estimated $18.5 million impact due to five additional days in the first quarter of 1997 in comparison to the prior year quarter. This increase is somewhat offset by the impact of the 28-unit decrease in Company-owned units; an improvement in food cost as a percent of revenue due to a shift to higher margin items in the 1997 quarter; and a $1.4 million increase in the current quarter amortization of the deferred gain attributable to the sales of Proficient Food Company and Portion-Trol Foods, Inc. and Mother Butler Pies over the prior quarter amounts.

     Denny's OPERATING INCOME for the 1997 quarter improved by $3.1 million (14.8%) as compared to the prior year quarter as a result of the factors noted above.

HARDEE'S:

                                                                                                QUARTER ENDED
                                                                                                          MARCH          %
                                                                                             APRIL 2,      31,       INCREASE/
($ IN MILLIONS, EXCEPT AVERAGE UNIT AND COMP. STORE DATA)                                       1997        1996      (DECREASE)

Revenue...................................................................................   $  137.5    $  145.1        (5.2)
Operating expenses........................................................................      134.7       140.5        (4.1)
Operating income..........................................................................   $    2.8    $    4.6       (39.1)

Average unit sales........................................................................   $237,200    $250,400        (5.3)
COMPARABLE STORE DATA:
Comparable store sales increase (decrease)................................................      (6.5%)      (7.5%)
Average guest check.......................................................................      $3.21       $3.13         2.6

     Hardee's REVENUE decreased by $7.6 million (5.2%) during the 1997 quarter as compared with the 1996 quarter, reflecting a 6.5% decline in comparable store sales. The decrease in comparable store sales reflects an 8.4% decline in traffic which was partially offset by a 2.6% increase in average guest check. The decrease in traffic count reflects the impact of continuing aggressive promotions by competitors within the quick-service category compounded by the persistent weakness of Hardee's brand positioning and advertising programs.

     Hardee's OPERATING EXPENSES in the 1997 quarter decreased by $5.8 million (4.1%) due to the flow through impact of the lower comparable store sales noted above as well as the impact of the cost reduction program implemented in the second half of 1996.

     Hardee's OPERATING INCOME for the 1997 quarter decreased by $1.8 million (39.1%) as compared to the prior year quarter as a result of the factors noted above.

QUINCY'S:

                                                                                                QUARTER ENDED
                                                                                                          MARCH          %
                                                                                             APRIL 2,      31,       INCREASE/
($ IN MILLIONS, EXCEPT AVERAGE UNIT AND COMP. STORE DATA)                                      1997        1996      (DECREASE)

Revenue...................................................................................   $   64.2    $   68.5        (6.3)
Operating expense.........................................................................       63.9        63.3         0.9
Operating income..........................................................................   $    0.3    $    5.2       (94.2)

Average unit sales........................................................................   $322,500    $342,900        (6.0)
COMPARABLE STORE DATA:
Comparable store sales increase (decrease)................................................      (6.8%)      (4.2%)
Average guest check.......................................................................      $6.30       $6.08         3.6

     Quincy's REVENUE decreased by $4.3 million (6.3%) during the 1997 quarter as compared with the 1996 quarter, reflecting a 6.8% decline in comparable store sales. The decrease in comparable store sales resulted from a 10.0% decrease in traffic which was partially offset by a 3.6% increase in average guest check. The decline in customer traffic reflects, among other things, continuing traffic declines in the family-steak category in general, and the difficulty of "winning back" customers that have been lost as a result of problems at Quincy's relative to a lack of focus and consistency of service and products over the past two years.

     Despite the decrease in revenue, Quincy's OPERATING EXPENSES in the 1997 quarter increased by $0.6 million (0.9%) over the prior year quarter. This reflects an increase in product costs as a percent of revenue due to the higher quality food items offered in connection with the "Relaunch" program; increased labor costs due to the Federal minimum wage increase; and the fact that certain labor and other fixed costs cannot be reduced in proportion to the significant decrease in sales.

     Quincy's OPERATING INCOME for the 1997 quarter decreased by $4.9 million (94.2%) as compared to the prior year quarter as a result of the factors noted above.

EL POLLO LOCO:

                                                                                                QUARTER ENDED
                                                                                                          MARCH          %
                                                                                             APRIL 2,      31,       INCREASE/
($ IN MILLIONS, EXCEPT AVERAGE UNIT AND COMP. STORE DATA)                                      1997        1996      (DECREASE)

Net company sales.........................................................................   $   28.6    $   28.1        1.8
Franchise revenues........................................................................        3.4         3.0       13.3
  Total revenue...........................................................................       32.0        31.1        2.9
Operating expense.........................................................................       29.1        28.2        3.2
Operating income..........................................................................   $    2.9    $    2.9         --
Average unit sales
  Company-operated........................................................................   $301,000    $276,000        9.1
  Franchise...............................................................................   $220,900    $208,800        5.8
COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)................................................      (3.6%)       7.9%
Average guest check.......................................................................      $6.58       $6.64       (0.9)

     El Pollo Loco's NET COMPANY SALES increased $0.5 million (1.8%) during the 1997 quarter as compared with the 1996 quarter. This increase reflects an estimated $2.3 million impact due to the additional week in the first quarter of 1997 in comparison to the prior year quarter due to the change in the fiscal year end, somewhat offset by the impact of a five-unit decrease in Company-owned units and a decrease in comparable store sales. The decrease in Company-owned units, all of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees. The decline in comparable store sales was primarily a result of a difficult comparison versus the introduction of the extremely successful Pollo Bowl during the first quarter last year. FRANCHISE REVENUE for the quarter increased by $0.4 million (13.3%), primarily due to 19 more franchise units at the 1997 quarter-end as compared with the 1996 quarter-end and an increase in franchise average unit sales.

     El Pollo Loco's OPERATING EXPENSES for the 1997 quarter as compared with the 1996 quarter increased by $0.9 million (3.2%) reflecting an estimated $1.8 million impact due to the additional week in the first quarter of 1997 in comparison to the prior year quarter. This increase is somewhat offset by the impact of the five-unit decrease in Company-owned units; lower product costs associated with the Pollo Bowl and other new "Bowl" products; a decrease in direct labor costs due to improved labor scheduling and staffing initiatives; and food cost control measures.

     El Pollo Loco's OPERATING INCOME for the 1997 quarter, excluding the impact on the prior year of gains on the sale of restaurants, improved by $0.3 million (11.5%) as compared to the prior year quarter as a result of the factors noted above.

  COCO'S AND CARROWS:

     The following information is provided for analysis purposes only as it includes information for periods prior to the acquisition of Coco's and Carrows by the Company on May 23, 1996:

COCO'S

                                                                                                QUARTER ENDED
                                                                                                          MARCH          %
                                                                                             APRIL 2,      31,       INCREASE/
($ IN MILLIONS, EXCEPT AVERAGE UNIT AND COMP. STORE DATA)                                      1997        1996      (DECREASE)

Net company sales.........................................................................   $   70.8    $   66.8         6.0
Franchise revenue.........................................................................        0.7         0.8       (12.5)
  Total revenue...........................................................................       71.5        67.6         5.8
Operating expenses........................................................................       67.2        64.5         4.2
Operating income..........................................................................   $    4.3    $    3.1        38.7
Average unit sales
  Company-operated........................................................................   $385,600    $357,200         7.9
  Franchise...............................................................................   $441,700    $409,600         7.8
COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease...........................................................      (0.8%)      (0.5%)
Average guest check (a)...................................................................      $6.60       $6.76        (2.4)

(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Coco's, the new method will generally result in higher weekly traffic counts and lower average guest checks than calculated under the previous method.

     Coco's NET COMPANY SALES for the first quarter ended April 2, 1997 increased $4.0 million (6.0%) as compared to the prior year comparable quarter. This increase reflects an estimated $4.8 million impact due to six additional days in the first quarter of 1997 in comparison to the prior year quarter due to the change in the fiscal year end, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in average check, slightly offset by an increase in customer counts. In addition, the Company experienced a two-unit decrease in the number of Company-operated restaurants.

     FRANCHISE AND FOREIGN LICENSING REVENUE decreased by $0.1 million (12.5%) for the first quarter of 1997 as compared to the first quarter of 1996. The decrease is the result of a stronger dollar versus the yen in 1997 as compared to 1996 and is partially offset by an increase in the number of franchisees and foreign licensees from 261 at March 31, 1996 to 286 at April 2, 1997.

     Coco's OPERATING EXPENSES for the first quarter of 1997 increased by $2.7 million (4.2%), as compared to the prior year quarter. This increase is primarily due to six additional days in the first quarter of 1997 as compared to the prior year quarter. The increase is somewhat offset by a decrease in product cost and labor of approximately $1.4 million due to an increased operations focus on cost controls, waste reduction and labor initiatives. Such cost savings were achieved despite a general increase in commodity prices and the impact of the Federal and state minimum wage increases.

CARROWS

                                                                                                QUARTER ENDED
                                                                                                          MARCH          %
                                                                                             APRIL 2,      31,       INCREASE/
($ IN MILLIONS, EXCEPT AVERAGE UNIT AND COMP. STORE DATA)                                      1997        1996      (DECREASE)

Net company sales.........................................................................   $   55.6    $   52.2         6.5
Franchise revenue.........................................................................         --          --          --
  Total revenue...........................................................................       55.6        52.2         6.5
Operating expenses........................................................................       52.8        50.2         5.2
Operating income..........................................................................   $    2.8    $    2.0        40.0
Average unit sales
  Company-operated........................................................................   $349,300    $323,600         7.9
  Franchise...............................................................................         NM          --          --
COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)................................................      (0.8%)       2.0%
Average guest check (a)...................................................................   $   6.37    $   6.13         3.9

NM = Not Meaningful

(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Carrows, the new method will generally result in lower weekly traffic counts and higher average guest checks than calculated under the previous method.

     Carrows' NET COMPANY SALES for the first quarter ended April 2, 1997 increased $3.4 million (6.5%) as compared to the prior year comparable quarter. This increase reflects an estimated $3.8 million impact due to six additional days in the first quarter of 1997 in comparison to the prior year quarter due to the change in the fiscal year end, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in customer counts, slightly offset by an increase in average guest check. In addition, the Company experienced a four-unit decrease in the number of Company-operated restaurants.

     Carrows opened its first domestic franchise location in the first quarter of 1997, recording $16,000 in franchise revenue.

     Carrows' OPERATING EXPENSES for the first quarter of 1997 increased by $2.6 million (5.2%), as compared to the prior year quarter. This increase is primarily due to the six additional days in the first quarter of 1997 as compared to the prior year quarter. The increase is somewhat offset by a decrease in product cost and labor of approximately $1.2 million due to an increased operations focus on cost controls, waste reduction and labor initiatives. Such cost savings were achieved despite a general increase in commodity prices and the impact of the Federal and state minimum wage increases.

LIQUIDITY AND CAPITAL RESOURCES

     Since the leveraged buyout of Flagstar in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the transaction, due in large part to increased competition, intensive pressure on pricing due to discounting, adverse economic conditions and relatively limited capital resources to respond to these changes. Such trends have generally continued into 1997. The Company's cash flows have been sufficient to fund its operations and make interest payments when due (although in anticipation of the Plan (as defined below) the Company did not make the March 15, 1997 interest payment on its 11 3/8% Senior Subordinated Debentures or the May 1, 1997 interest payments on its 11.25% Senior Subordinated Debentures or 10% Convertible Junior Subordinated Debentures). However, the Company's core businesses have not experienced cash flow growth sufficient to provide adequate funds to invest for future growth.

     These conditions present both short-term and long-term financial challenges to the Company. To address these matters, management has developed and is continuing to develop plans to maintain its liquidity and improve its capital structure. Specifically, the Board of Directors elected not to declare the January 15, 1997 and April 15, 1997 quarterly dividends on FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, par value $0.10 per share (the "Preferred Stock"). In addition, on March 6, 1997, the Credit Agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide Flagstar flexibility to forego scheduled interest payments due in March, May and June 1997 under the 10 3/4% Senior Notes, the 10 7/8% Senior Notes, the

11 3/8% Debentures, the 11.25% Debentures and the 10% Convertible Junior Subordinated Debentures without triggering a default under the Credit Agreement, unless any such debt is declared to be due and payable as a result of the failure to pay any such interest. On March 17, 1997, Flagstar elected not to make an interest payment due and payable as of that date with respect to the 11 3/8% Debentures. As a result, and as a result of a continuation of such non-payment for 30 days following the due date, Flagstar is in default under the indenture governing the 11 3/8% Debentures and the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable. If such debt is declared to be due and payable this will create an event of default relative to the 10 3/4% Senior Notes and the 10 7/8% Senior Notes entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable. In addition, on May 1, 1997, Flagstar elected not to make interest payments due and payable as of that date with respect to the 11.25% Debentures and the 10% Convertible Junior Subordinated Debentures. If Flagstar does not make such payments within 30 days following the due date, Flagstar will be in default under the indentures governing such debentures and, in either such case, the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable (with similar cross-acceleration rights accruing under the 10 3/4% Senior Notes and the 10 7/8% Senior Notes as described above).

     Management has concluded that, over the long-term, a substantial restructuring or refinancing of the Company's debt will be required to allow the Company to meet its long-term debt obligations and will be a prerequisite to future growth through additional investment in its restaurants. In this regard, FCI and Flagstar have developed a financial restructuring plan which was agreed to in principle on March 17, 1997 by an ad hoc committee of holders of Flagstar's 11 3/8% and 11.25% Senior Subordinated Debentures. Based thereon, FCI and Flagstar have decided to pursue a restructuring of their debt and equity through a prepackaged plan pursuant to Chapter 11 of the Bankruptcy Code (the "Plan"). The Company's operating subsidiaries would not be a party to any such filings under the Bankruptcy Code.

     With respect to short-term liquidity, management believes that through a combination of cash generated from operations, funds available through the Credit Agreement, various cash management measures and other sources, adequate liquidity exists to meet the Company's working capital, debt service and capital expenditure requirements through the filing of the case under Chapter 11
(before taking into account the reclassification of indebtedness under the Company's 11 3/8% and 11.25% Senior Subordinated Debentures and 10% Convertible Junior Subordinated Debentures from long-term to current as a result of the interest payment defaults described above). Although no assurances can be given in this regard, management believes, based on the Company's historical relationship with its banks, that it will be able, as necessary, to maintain access to funds available under the Credit Agreement.

     For the period covering the pendency of the case under Chapter 11 and for the period thereafter, the Company has entered into written commitment letters pursuant to which it has received commitments from The Chase Manhattan Bank ("Chase") for (i) a $200 million debtor-in-possession revolving credit facility (the "DIP Facility"), which facility will be used to refinance the Credit Agreement and otherwise be available during the pendency of the Chapter 11 case until the earlier to occur of (x) the date that is one year after the commencement of the Chapter 11 case and (y) the substantial consummation of the Plan, for working capital advances and letters of credit, and (ii) a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of the Company's operating subsidiaries, which facility will refinance the DIP Facility upon the emergence of the Company from Chapter 11 and be used thereafter for working capital advances and letters of credit. The Company believes the DIP Facility and Exit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

    The DIP Facility will be guaranteed by the Company's operating subsidiaries and generally be secured by liens on the same collateral that currently secures the Company's obligations under the Credit Agreement. The Exit Facility will have the benefit of similar guarantees and collateral security (and the Company's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable). The Exit Facility will have a maturity five (5) years from the date of the Company's emergence from Chapter 11 (subject to earlier termination of commitments in certain events). The DIP Facility and the Exit Facility will each contain certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for companies in Chapter 11 proceedings and for companies emerging from Chapter 11, respectively. The closing of each of the DIP Facility and the Exit Facility is subject, among other conditions, to negotiation of definitive agreements with Chase and in the case of the Exit Facility the initial borrowing thereunder having been made on or before the earlier of July 31, 1998 and the date that is twelve months after the date on which the Company commences its Chapter 11 case in the event that the initial borrowing under the Exit Facility does not occur on or before that date.

     With respect to the long-term liquidity of the Company, the Company's management believes that, based on its forecasts, after giving effect to the Plan, the Company will have sufficient operating cash flow from operations (together with funds available under the Exit Facility) to pay interest and scheduled amortization on all of its outstanding indebtedness and to fund anticipated capital expenditures through 1999. However, even if the reorganization is completed, the Company's ability to meets its debt service obligations will depend on a number of factors, including management's ability to maintain operating cash flow.

     At April 2, 1997 and December 31, 1996, the Company had working capital deficits, exclusive of net assets held for sale, of $1,295.9 million and $301.3 million, respectively. The increase in the deficit is attributable primarily to an increase in current liabilities related to the reclassification to current of the long-term debt which is in default or for which the Company has failed to make interest payments when due and to a reduction in cash and cash equivalents which has been used for Company operations. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. The Company does not believe HFS has satisfied its contractual obligations to support the Hardee's franchise and on March 19, 1997, the Company notified HFS, pursuant to its various license agreements, that its subsidiary was seeking to arbitrate certain claims of the subsidiary against HFS. In its demand for arbitration, the Company's subsidiary alleges (i) breach by HFS of its license agreements with the Company's subsidiary, (ii) breach of fiduciary duty and negligence by HFS in mishandling and misapplying funds of the Company's subsidiary held for advertising, and (iii) unfair trade practices. No assurances can be given as to the outcome of such arbitration proceeding or its impact on the Company's Hardee's operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On March 17, 1997, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. As a result, and as a result of continuation of such non-payment for 30 days following the due date, Flagstar is in default under the indenture governing such debentures, and the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable. Accordingly, such debt is reflected as a current liability in the accompanying Consolidated Balance Sheets. If such debt is declared to be due and payable this will create an event of default relative to the 10 3/4% Senior Notes due 2001 and the 10 7/8% Senior Notes due 2002, entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable.

     On May 1, 1997, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Junior Subordinated Debentures, respectively. If Flagstar does not make such payments within 30 days following the due date, Flagstar will be in default under the indentures governing such debentures, and the holders of 25% of such debentures or the trustee therefor may declare such debt to be due and payable (with similar cross-acceleration rights accruing under the 10 3/4% Senior Notes and the 10 7/8% Senior Notes as described above).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a.      The following are included as exhibits to this report:

EXHIBIT NO.                                                  DESCRIPTION
    *4.1      Fourth Amendment, dated as of March 6, 1997, to the Second Amended and Restated Credit Agreement dated as of April 10, 1996 among TWS Funding, Inc. as borrower, Flagstar Corporation, certain lenders and co-agents named therein, and Citibank, N.A., as funding agent (incorporated by reference by Exhibit 4.1 to FCI's quarterly report on Form 10-Q for the period ending April 2, 1997, File No. 0-18051 (the "1997 first quarter FCI 10-Q")).
    *4.2      Third Amendment, dated as of March 7, 1997, to the Credit Agreement, dated as of May 23, 1996, by and among FRD Acquisition Co., FRI-M Corporation, certain lenders and co-agents named therein, and Credit
              Lyonnais New York Branch as administrative agent (incorporated by reference to Exhibit 4.2 to the 1997 first quarter FCI 10-Q).
   *10.1      Guaranty and Security Agreement, dated as of January 16, 1997, by and among Denny's, Inc., El Pollo Loco,
              Inc., DFO, Inc., Flagstar Enterprises, Inc., Quincy's Restaurants, Inc. and James B. Adamson (incorporated by reference to exhibit 10.1 to the 1997 first quarter FCI 10-Q).

    27        Financial Data Schedule

* Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents physically on File with the Commission.

     b.       No reports on Form 8K were filed during the quarter ended April 2, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FLAGSTAR CORPORATION

Date: May 19, 1997                       By: /s/       RHONDA J. PARISH
                                                     RHONDA J. PARISH
                                                 SENIOR VICE PRESIDENT AND
                                                      GENERAL COUNSEL

Date: May 19, 1997                       By: /s/      C. ROBERT CAMPBELL
                                                    C. ROBERT CAMPBELL
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER